Form 10-Q
period 2012-06-30
ECO PLANET CORP
filed 2012-07-25
CIK 1537528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of  July 24, 2012, there were 2,004,613 shares of the Registrant's common stock issued and outstanding.

ECO PLANET CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2012

ECO PLANET CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

ASSETS
	As of	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash or cash equivalents	$38,808	$19,980
Deferred offering costs	-	4,500
Total current assets	38,808	24,480

Total Assets	$38,808	$24,480

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$4,294	$4,797
Total Current Liabilities	4,294	4,797

Commitments and Contingencies	-	-

Stockholders' Equity:
Common stock, par value $0.0001 per share, 150,000,000 shares authorized; 2,004,613 and 1,700,000 shares issued and outstanding respectively	200	170
Additional paid-in capital	56,391	20,230
Earnings (Deficit) accumulated during development stage	(22,078)	(717)

Total stockholders' equity	34,514	19,683

Total Liabilities and Stockholders' Equity	$38,808	$24,480

The accompanying notes to financial statements are
an integral part of these statements.

ECO PLANET CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 14, 2011)
THROUGH JUNE 30, 2012
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Cumulative
	Ended	Ended	Ended	Ended	From
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative -
Professional fees	10,855	-	13,009	-	13,009
Consulting fees	-	-	1,000	-	1,000
Filing fees	4,438	-	6,435	-	6,732
Franchise tax expense	-	-	400	-	400
Other	317	-	517	-	937

Total general and administrative expenses	15,610	-	21,361	-	22,078

(Loss) from Operations	(15,610)	-	(21,361)	-	(22,078)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(15,610)	$-	$(21,361)	$-	$(22,078)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$-	$(0.01)	$-

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	1,803,769	-	1,751,885	-

The accompanying notes to financial statements are
an integral part of these statements.

ECO PLANET CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 14, 2011)
THROUGH JUNE 30, 2012
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
Description	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals
Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash ($0.012/share)	1,700,000	170	20,230	-	20,400

Net (loss) for the period	-	-	-	(717)	(717)

Balance -December 31, 2011	1,700,000	170	20,230	(717)	19,683

Common stock issued for cash ($0.15/share)	304,613	30	36,161	-	36,192

Net (loss) for the period	-	-	-	(21,361)	(21,361)

Balance -June 30, 2012	2,004,613	200	56,391	(22,078)	34,514

The accompanying notes to financial statements are
an integral part of these statements.

ECO PLANET CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 14, 2011)
THROUGH JUNE 30, 2012
(Unaudited)

	Six Months	Six Months	Cumulative
	Ended	Ended	From
	June 30, 2012	June 30, 2011	Inception

Operating Activities:
Net (loss)	$(21,361)	$-	$(22,078)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Deferred offering costs	4,500	-	-
Accounts payable and accrued liabilities	(503)	-	4,294

Net Cash Used in Operating Activities	(17,364)	-	(17,784)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from common stock	36,192	-	56,592

Net Cash Provided by Financing Activities	36,192	-	56,592

Net (Decrease) Increase in Cash	18,828	-	38,808

Cash - Beginning of Period	19,980	-	-

Cash - End of Period	$38,808	$-	$38,808

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2012, and the results of its operations and its cash flows for the periods ended June 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2012.

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

2. Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The business plan of the Company is to offer on line a bundle of products (“kits”) by theme: Energy-Efficiency, Renewable Energy, Water Conservation, Green Cleaning, and Green Office, for home and small business owners..

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2012, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Common Stock

On September 21, 2011, the Company issued 1,700,000 shares of common stock to the directors of the Company at a price of $0.012 per share, for a $20,400 subscription receivable. Payments of the subscription were received on December 21, 2011.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 800,000 shares of newly issued common stock at an offering price of $0.15 per share for proceeds of up to $120,000. On June 19, 2012, the Company issued 304,613 shares of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $45,661. Offering costs of $9,500 related to this capital formation activity were charged against the capital raised.

4. Income Taxes

The provision (benefit) for income taxes for the period ended June 30, 2012 was as follows (assuming a 15% effective tax rate):

2012
Current Tax Provision:
Federal-
Taxable income	$-
Total current tax provision	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$3,204
Change in valuation allowance	(3,204)
Total deferred tax provision	$-

The Company had deferred income tax assets as of June 30, 2012 and December 31, 2011 as follows:

	2012	2011
Loss carryforwards	$3,312	$108
Less - Valuation allowance	(3,312)	(108)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended June 30, 2012 and December 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2012, the Company had approximately $22,078 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS
Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbour provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements. Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Registration Statement on Form S-1, as effective from May 9, 2012.

Operations
We were incorporated on September 14, 2011 and all of our business activity through June 30, 2012 involved incorporation efforts, preparation of the Registration Statement on Form S-1, completing the market research for our business and selling 304,613 shares for $45,661 in accordance with our Registration Statement.

Our business plan is to offer on line, bundles of products (“kits”) by theme: Energy-Efficiency, Renewable Energy, Water Conservation, Green Cleaning, and Green Office, for home and small business owners. The kits when sold will be relatively small, inexpensive and simple to install and include items such as LED light bulbs, faucet/showerhead aerators, electricity monitors, and water tank insulation blankets.

We are a development stage company and still have limited financial resources.  Our independent registered public accounting firm has included an explanatory paragraph in its report emphasizing the uncertainty of our ability to remain a going concern.

Our principal sources of revenue are anticipated to include:

· Commissions from third-party supplier web sites; and
· Profit from acquisition and sale of inventory; and
· Advertising on our website

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

Liquidity and Capital Resources

As of June 30, 2012 we had current assets of $38,808 and current liabilities $4,294. As of December 31, 2011 we had current assets of $24,480 and current liabilities of $4,797.

During the six months ended June 30, 2012, the Company used cash in the amount of $17,364 for operating activities. By comparison, during the period September 14, 2011 (inception) to June 30, 2012 the Company used cash in the amount of $17,784.
For the six month period ended June 30, 2012 the net cash provided by financing activities was $36,192 from the sale of 304,613 unrestricted shares of stock pursuant to the Registration Statement. By comparison, during the period September 14, 2011 (inception) to December 31, 2011, the Company sold 1,700,000 shares to related parties for at $0.012 per share totaling $20,400.
For the six month period ended June 30, 2012, we had a net loss of $21,361 as compared to a net loss of $717 as of December 31, 2011.  Since inception (September 14, 2011) we have a cumulative net loss of $22,078.

Our balance sheet as of June 30, 2012, reflects assets of $38,808 and cash of $38,808. Since inception, we have sold 1,700,000 shares of common stock to our Directors and 304,613 unrestricted shares of stock to non-related persons pursuant to our Registration Statement for a total of $61,092.

We went public on May 9, 2012 and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services.  As a public entity, we are subject to the reporting requirements of the Exchange Act of '34, and will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we exceed $75 million in market capitalization. These obligations will reduce our ability and resources to expand our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts.
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

Such issuances may also serve to enhance existing management’s ability to maintain control of ECO because the shares may be issued to parties or entities committed to supporting existing management. We may offer shares of our common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. There are no other significant liabilities at June 30, 2012.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to the financial statements, included elsewhere in this prospectus, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.

Item 4. Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As of June 30, 2012, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
* Filed herewith.

Exhibit No. Description
3.1 Articles of Incorporation (Incorporated by reference from our Registration Statement on Form S-1).
3.2 Bylaws (Incorporated by reference from our Registration Statement on Form S-1).
31* Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Elka Yaron.
32* Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Elka Yaron.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  Dated: July 26, 2012

ECO PLANET CORP.
/s/ Elka Yaron
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)

July 25, 2012