Form 10-Q
period 2012-09-30
ECO PLANET CORP
filed 2012-10-23
CIK 1537528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 22, 2012, there were 2,004,613 shares of the Registrant's common stock issued and outstanding.

ECO PLANET CORP.

(A DEVELOPMENT STAGE COMPANY)

1

ECO PLANET CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

ECO PLANET CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

ASSETS
	As of September 30, 2012	As of December 31, 2011
	(Unaudited)	(Audited)
Current Assets:
Cash or cash equivalents	$15,412	$19,980
Deferred offering costs	—	4,500
Total current assets	15,412	24,480

Total Assets	$15,412	$24,480

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$2,000	$4,797
Total Current Liabilities	2,000	4,797

Commitments and Contingencies	—	—

Stockholders' Equity:
Common stock, par value $0.0001 per share, 150,000,000 shares authorized;
2,004,613 and 1,700,000 shares issued and outstanding respectively	200	170
Additional paid-in capital	56,391	20,230
Earnings (Deficit) accumulated during development stage	(43,180	(717)

Total stockholders' equity	13,412	19,683

Total Liabilities and Stockholders' Equity	$15,412	$24,480

The accompanying notes to financial statements are

an integral part of these statements.

ECO PLANET CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (SEPTEMBER 14, 2011)

THROUGH SEPTEMBER 30, 2012

(Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Cumulative From Inception
Revenues	$—	$—	$—	$—	$—

Expenses:
General and administrative -
Professional fees	15,780	—	28,789	—	28,789
Consulting fees	2,350	—	3,350	—	3,350
Filing fees	1,440	—	7,875	—	8,172
Franchise tax expense	—	—	400	—	400
Travel	1,207		1,207		1,207
Other	325	—	842	—	1,262

Total general and administrative expenses	21,102	—	42,463	—	43,180

(Loss) from Operations	(21,102)	—	(42,463)	—	(43,180)

Provision for income taxes	—	—	—	—	—

Net (Loss)	$(21,102)	$—	$(42,463)	$—	$(43,180)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$—	$(0.02)	$—

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	2,004,613	1,000,000	1,836,742	1,000,000

The accompanying notes to financial statements are

an integral part of these statements.

ECO PLANET CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (SEPTEMBER 14, 2011)

THROUGH SEPTEMBER 30, 2012

(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - at inception	—	$—	$—	$—	$—

Common stock issued for cash ($0.012/share)	1,700,000	170	20,230	—	20,400

Net (loss) for the period	—	—	—	(717)	(717)

Balance -December 31, 2011	1,700,000	170	20,230	(717)	19,683

Common stock issued for cash ($0.15/share)	304,613	30	36,161	—	36,192

Net (loss) for the period	—	—	—	(42,463)	(42,463)

Balance - September 30, 2012	2,004,613	200	56,391	(43,180)	13,412

The accompanying notes to financial statements are

an integral part of these statements.

ECO PLANET CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (SEPTEMBER 14, 2011)

THROUGH SEPTEMBER 30, 2012

(Unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Cumulative From Inception
Operating Activities:
Net (loss)	$(42,463)	$—	$(43,180)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Deferred offering costs	4,500	—	—
Accounts payable and accrued liabilities	(2,797)	—	2,000

Net Cash Used in Operating Activities	(40,760)	—	(41,180)

Investing Activities:
Cash provided by investing activities	—	—	—

Net Cash Provided by Investing Activities	—	—	—

Financing Activities:
Proceeds from common stock	36,192	—	56,592

Net Cash Provided by Financing Activities	36,192	—	56,592

Net (Decrease) Increase in Cash	(4,568)	—	15,412

Cash - Beginning of Period	19,980	—	—

Cash - End of Period	$15,412	$—	$15,412

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes to financial statements are an integral part of these statements.

ECO PLANET CORP. (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Eco Planet Corp. (the “Company”) is in the development stage, and has limited operations. The Company was incorporated under the laws of the State of Delaware on September 14, 2011. The business plan of the Company is to become online seller of low-cost LED lighting and other environmentally friendly products. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2012, and the results of its operations and its cash flows for the periods ended September 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2012.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. The carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2012, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  Common Stock

On September 21, 2011, the Company issued 1,700,000 shares of common stock to the directors of the Company at a price of $0.012 per share, for a $20,400 subscription receivable. Payments of the subscription were received on December 21, 2011.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 800,000 shares of newly issued common stock at an offering price of $0.15 per share for proceeds of up to $120,000. On May 31, 2012, the Company issued 304,613 shares of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $45,661. Offering costs of $9,500 related to this capital formation activity were charged against the capital raised.

4.  Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2012 was as follows (assuming a 15% effective tax rate):

2012

Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$6,369
Change in valuation allowance	(6,369)

Total deferred tax provision	$—

The Company had deferred income tax assets as of September 30, 2012 and December 31, 2011 as follows:

	2012	2011

Loss carryforwards	$6,477	$108
Less - Valuation allowance	(6,477)	(108)

Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended September 30, 2012 and December 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2012, the Company had approximately $43,180 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2032.

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

Operations

We were incorporated on September 14, 2011 and all of our business activity through September 30, 2012 involved incorporation efforts, preparation of the Registration Statement on Form S-1, completing the market research for our business and selling 304,613 shares for $45,661 in accordance with our Registration Statement.

Our business plan is to offer on line, bundles of products (“kits”) by theme: Energy-Efficiency, Renewable Energy, Water Conservation, Green Cleaning, and Green Office, for home and small business owners. The kits when sold will be relatively small, inexpensive and simple to install and include items such as LED light bulbs, faucet/ showerhead aerators, electricity monitors, and water tank insulation blankets.

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

Liquidity and Capital Resources

As of September 30,, 2012 we had current assets of $15,412 and current liabilities $2,000. As of December 31, 2011 we had current assets of $24,480 and current liabilities of $4,797.

During the nine months ended September 30, 2012, the Company used cash in the amount of $41,180 for operating activities. By comparison, during the period September 14, 2011 (inception) to September 30, 2012 the Company used cash in the amount of $41,180 for operating activities.

For the nine month period ended September 30, 2012 the net cash provided by financing activities was $36,192 from the sale of 304,613 unrestricted shares of stock pursuant to the Registration Statement. By comparison, during the period September 14, 2011 (inception) to December 31, 2011, the Company sold 1,700,000 shares to related parties for at $0.012 per share totaling $20,400.

For the nine month period ended September 30, 2012, we had a net loss of $42,463 as compared to a net loss of $717 as of December 31, 2011. Since inception (September 14, 2011) we have a cumulative net loss of $43,180. Our balance sheet as of September 30, 2012, reflects assets of $15,412 and cash of $15,412. Since inception, we have sold 1,700,000 shares of common stock to our Directors and 304,613 unrestricted shares of stock to non-related persons pursuant to our Registration Statement for a total of $66,092.

2

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

Issuing shares of our common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of ECO because the shares may be issued to parties or entities committed to supporting existing management. We may offer shares of our common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. There are no other significant liabilities at September 30, 2012.

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

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011- 05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's results of operation and financial condition.

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

3

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

As of September 30, 2012, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

4

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated: October 22, 2012

ECO PLANET CORP.

/s/ Elka Yaron

President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)

October 22, 2012

6