Form 10-K
period 2012-12-31
ECO PLANET CORP
filed 2013-02-26
CIK 1537528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC  20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2012.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number:  333-179130

ECO PLANET CORP.
(Exact name of Registrant as specified in its charter)

Delaware	46-0525801
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

93 S Jackson St, #34786, Seattle, WA 98104-2818
(Address of principal executive offices) (zip code)

Telephone: 888 375 8633
Facsimile: 866-885-5653
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐  No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $45,661 based upon the price of 304,613 shares of our common stock as sold by us pursuant to our registration statement on Form S-1, which was $0.15 per share. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of them outstanding common stock amounting to 1,700,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 26, 2013, there were 2,004,613 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.  These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out in the section hereof entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These risks include, by way of example and not in limitation:

●	risks related to our ability to continue as a going concern;
●	the uncertainty of profitability based upon our history of losses;
●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;
●	risks related to our ability to continue to fund research and development costs;
●	risks related to our ability to successfully develop our technology into commercial products,
●	risks related to our ability to successfully prosecute and protect our intellectual property;
●	risks related to tax assessments; and
●	other risks and uncertainties related to our prospects, properties, and business strategy.

The above list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other risks described in this report should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the forward-looking statements are made, and we undertake no obligation to update forward-looking statements should these beliefs, estimates, and opinions or other circumstances change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these forward-looking statements to actual results.

Our financial statements are stated in United States dollars (“US$”) and are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares of our common stock.

As used in this Annual Report, the terms "we," "us," "our," "Eco", “Eco-Planet” and “Issuer” mean Eco-Planet Corp. unless the context clearly requires otherwise.

PART I

ITEM 1.	BUSINESS

Formation and year of organization

We were incorporated on September 14, 2011 and all of our business activity through December 31, 2012 involved incorporation efforts, preparation of the Registration Statement on Form S-1, completing the market research for our business and selling 304,613 shares for $45,661 in accordance with our Registration Statement.

We do not own any real property. We have mailing address located at 93 S Jackson St, #34786, Seattle, WA 98104-2818, our telephone number is: 888 375 8633 and our Facsimile number is: 866-885-5653. Except for the mailing address and the rent free use of a room at the premises of our President in Zoran, for our operations in Israel, the Company does not own or rent any property.

Bankruptcy, Receivership or Similar Proceeding

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal actions or proceedings.

Business of Issuer

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

Eco-Planet intends to be a website (www.eco-p.org) for energy efficiency solutions and aspects of sustainable living. We will provide products and tips that enable consumers to buy and install energy efficient products, water saving products, and other eco-friendly products for their home.

We help homeowners answer the questions:

“How can I most effectively reduce my energy bill and water bill?”
“How can I make choices that reduce my energy consumption and protect the environment?”
“How can I promote sustainability?”

Finding the answers would entangle a buyer in hours of research. We intend to provide answers based on a mix of factors including technology, lifestyle, household profile, geographic region – drawing on databases from publicly available information. By gathering some simple facts via a quick questionnaire, we intend to target suggestions based on users’ answers. Eco-Planet expects to enable customers to cut through the complexity by providing customers with individualized recommendations of a bundle of products for their home. Our convenient online channel is expected to enable customers to purchase these solutions at competitive prices.

Our principal sources of revenue are anticipated to include:

· Commissions from third-party supplier web sites; and
· Profit from acquisition and sale of inventory; and
· Advertising on our website

Our website (www.eco-p.org) will feature a Savings Estimator that integrates lifestyle factors, installed systems, and household profiles, to help customers estimate cost savings, payback periods and anticipated CO2 abatement for using particular energy-saving/water conservation kits. For all purchases made using Eco-Planet, the results of the Savings Estimator are reflected in a Green Savings Widget that consumers can access anytime on the Eco-Planet website, or choose to publish on their Facebook Wall. The Savings Tracker reflects savings in terms of Dollars, pounds of CO2 emissions, gallons of water, and tons of landfill waste.

We note that there is another web site, www.ecoplanet.com, which could be considered a competitor site. While there may be some confusion at the outset and there may be some overlap between offerings, we believe that our web site will be targeted initially to the Israeli market and there be will not be any confusion. Further, www.ecoplanet.com mainly refers users to other sites and is focused on higher end environmentally friendly products for the home and personal use such as furniture and clothing. It does NOT offer the types of environmentally friendly kits that we expect to be our bread and butter – which are small products and kits geared primarily to saving energy and water.

Our company, will enable customers to take small, sometimes incremental steps in becoming environmentally conscious consumers. As there are other companies with reasonably similar names which have not been the subjects of suits by www.ecoplanet.com, we do not expect any challenge to our name or our site from them. If we are successful in raising funds pursuant to this offering we may seek to list our kits and products on their web site as well.

We are in the process of applying for the US Department of Energy’s “Home Energy API” which supplies the scoring tool on which we intend to base our Savings Estimator. We do not anticipate any difficulty in obtaining the Home Energy API – which may then need to be modified for the Israeli market place.

Business Summary

Eco-Planet offers a bundle of products (“kits”) by theme: Energy-Efficiency, Renewable Energy, Water  Conservation, Green Cleaning, and Green Office, for home and small business owners. The products that comprise a kit are all relatively small, inexpensive and simple to install such as LED light bulbs, faucet/showerhead aerators, electricity monitors, and water tank insulation blankets.

We expect we will buy many of the products directly form the factory and have them shipped to a packing and fulfillment center, where they will be packaged into a one size – energy saving kit. We expect that our initial 500 kits will contain 10 light bulbs, 10 water aerators and one energy monitor.

Business Model

Eco-Planet addresses the need to inform consumers about ‘green’ technology choices, and the importance of friend referrals, by leveraging the power of social networking. The website will offer a convenient one-stop shop for homeowners who are seeking to reduce their energy consumption through the use of energy-efficient products priced at, or below, major retailers’ prices.

We believe “greening” information currently available to consumers is confusing and cluttered. Our website will aggregate and simplify this information, enabling consumers to save money and live more sustainably. GreenKit’s unique Savings Estimator will provide customized recommendations of eco-friendly products along with information on annual savings, payback periods and anticipated CO 2 abatement. The Calculator will also draw on the Database of State Incentives for Renewables and Efficiency (DSIRE) to incorporate information on state-specific rebates and incentives that are currently available to customers.

‘Stickiness’ – the desired ability to keep people on our website and making purchases — will be built into the website in multiple ways. Purchases made on our website will be added to the Green Savings Estimator and if the user chooses, their purchases will be communicated to friends via a Facebook News Feed. This gives the user boasting rights and enables them to spread the word to friends by doing frugally savvy and ethically admired actions themselves. Additionally, we will send updates to the user on new relevant solutions and new rebate programs. We will build an active community of users by providing updated information on greening via a retailer blog and forums for product peer reviews. The concept is to give the user a reason to keep coming back and to keep them there for transactions while they are there.

We hope to sign an agreement with residential distributors of energy efficiency-related products in the United States and elsewhere, to supply introductory products all of which reduce energy consumption in the home. In addition, we intend to negotiate terms with appliance distributors to have energy efficient large appliances drop-shipped to consumers’ homes.

For example, the Company has entered into discussions with Lin'an Zeyu Lighting Appliance Co., in Hangzhou for supplying energy saving light bulbs. We are currently looking for a company in China to aggregate our orders into our kits, assist with buying merchandise on our clients behalf in China, and ship them via courier directly to our customers. We believe we can increase our profit margins this way.

We have reached agreement with several companies in China to provide products. Initially they will ship the products to a location designated by us and we will arrange to assemble the kits. We are looking for a company in China to aggregate our orders into our kits, assist with buying merchandise on our clients’ behalf in China, and ship them via courier directly to our customers. We believe we can increase our profit margins this way. But at the outset we will arrange assembly and ship the kits ourselves.

The Company has reached agreement with with Lin'an Zeyu Lighting Appliance Co., in Hangzhou to provide energy saving light bulbs. We have agreed that the initial purchase will be 5,000 light energy saving bulbs. Each kit will contain 10 light bulbs which will allow us to fulfill 500 kits. Bulbs will cost $4.5 per kit. Our total cost of the bulbs will be $2,500 for 500 kits.

We have further negotiated with Ningbo Ivy Industries Limited. Fangqiao Industrial District,Fenghua,Ningbo, Zhejiang, China for water conservation products. We will offer Water Conservation by offering inserters which aerate the water. The cost is of each unit is $0.20 and we will order a total of 5,000 units which will be enough for 500 kits as we will have 10 in each kit. Our total cost will be $1,000 for 500 units.

We have also negotiated Shenzhen Wanfang Hi-Tech Co. Ltd. in Shenzhen China for Energy Monitors. We intend to place an initial order for 500 monitors (one monitor per kit). The cost per monitor is $7 total cost will be $3,500 for 500 kits before further negotiation.

Our total costs for the kits will be in the range of $7,000-$9,000 inclusive of shipping to us.

We have begun the design of our web site. We have prepared our questionnaire and have begun preparing standardized answers based on data input.

We intend to earn the bulk of our revenues through from the sale of inventory, commissions on all sales (roughly 20% of the top line with potential suppliers). Based on our research to date, we believe that a twenty percent (20%) commission is an industry standard. There is, however, no guarantee that we will be able to achieve that. We expect that as our business grows, we will expand our network of suppliers to broaden the range of products offered. In addition to our website, we will engage in direct marketing of our products to particular commercial segments, in particular multi-unit apartment building managers and independent hotel chain managers.

Initially, we intend to purchase enough inventory to make 500 kits. They will be shipped to a pick and pack fulfillment center which will physically package the kit and ship the merchandise to our customers. We are in discussions regarding pricing and requirements.

We expect that as our business grows, we will expand our network of suppliers to broaden the range of products offered. In addition to our website, we will engage in direct marketing of our products to particular commercial segments, in particular multi-unit apartment building managers and independent hotel chain managers.

Marketing Strategy

Our research has highlighted the importance of word-of-mouth channels in influencing homeowners’ green purchasing decisions and our marketing plan has been designed with a strong viral focus leveraging social networking platforms.

We intend to integrate with Facebook, so that buyers can compare their own ‘green savings’ to those of their friends. Friends share information about vetted green solutions. At checkout, a consumer can elect to publish details about their online purchase on their Facebook Wall, describing their savings and the products purchased. Not only does this expand our market but it also enables consumers to leverage their friends’ experience of suitable solutions. We intend to offer weekly green quizzes, and prizes in the form of large product discounts. Quiz winners will be invited to post their award/badge on their Facebook Wall.

We intend to simultaneously build broad brand recognition through conventional media channels. We intend to negotiate reciprocal links with a number of partner sites, and have commenced initial discussions with other high profile corporate partners like Zillos, OPower and Car2Go (Israel) to explore opportunities for partnership/cross promotion.

No agreements, however, have yet been reached with these high profile corporate partners. We plan to seek publicity through other green lifestyle/building sites (e.g. free article submissions on TreeHugger.com and TheGreenGuide.com), mass-media sites (Huffington Post, Planet Green, Green TV), and the local press in geographies that we are targeting such as Israel. Smaller industry-specific site postings and local press postings will be obtained for free by contacting the editors of the relevant online publications and sending press kits with suggested articles and graphics. Obtaining article postings on the mass-media sites and popular blogs will require some PR spend, we estimate in the order of $2,000 per month, for the creation of electronic press kits and for approaching editors of the relevant high-traffic sites/media channels.

In addition, we intend to contract with an established Search Engine Optimization (SEO) firm that can also provide website development support. SEO spend is crucial to increase site traffic and constantly iterate to improve our conversion rate. Key activities will include on-page and off-page optimization, link building activities, SEO article creation and postings, and Wordpress blog development and maintenance. We expect initial SEO setup costs to be about $2000, followed by a monthly retainer.  The retainer will vary depending on the amount of development work required. In addition, we expect our paid advertising spend on Adwords and Facebook advertisements to range from $1000-$2000 per month.

As our site gains popularity, we expect the cost of customer acquisition to decrease. For example, if we spend $1,000 on the site and get one customer, the cost of customer acquisition is $1,000 per customer. As the site gains popularity and more people hear of the site and are driven to the site, the cost of customer acquisition is driven down. That same $1,000 for 100 customers means that the cost of customer acquisition is now $10 per customer. Meanwhile, customers will become increasingly valuable as they begin contributing to the social network while also moving up the expenditure pyramid with us. Equally important, we expect and hope that customers will also encourage their friends to go green. Our site integrates a host of resources not related to commerce, such as challenges based on energy efficient behavioral change and weekly green tips. Our goal is to foster an online community where people teach, encourage, and challenge their peers.

Intellectual Property

We intend, in due course, subject to legal advice, to apply for trademark protection and/or copyright protection in Israel and other jurisdictions. We intend to aggressively assert our rights trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of trademark registrations, the maintenance of copyrights, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks and copyrights will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our Company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations. However, we still need to verify certifications and possible government approvals needed to execute our business. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

Employees and Employment Agreements

As the date of this Annual Report, Eco-Planet has no permanent staff other than its Officers and Directors – Ms. Elka Yaron who is the President, CEO, Treasurer and Chairman of the Company and Mr. Aharon Schnitzer, who is Secretary and Director.  Both  officers and directors have the flexibility to work on Eco-Planet 5-10 hours per week.  They are prepared to devote more time to our operations as may be required. Neither is being paid at present.

There are no employment agreements in existence. The Company presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt plans in the future. Management does not plan to hire additional employees at this time. Our Officers and Directors will be responsible for the initial servicing. When the Company raises enough funds and resumes the work on its current Internet website template (www.eco-p.org), it will hire an independent consultant for the further development and finalization of the site.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

ITEM 1A.	RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K and the risk factors set forth in our Registration Statement that went effective on May 9, 2012, stockholders or prospective investors should carefully consider the following risk factors:

Risks Relating to Our Lack of Operating History

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

We have not generated any revenue from incorporation. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.  In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. As a result, we may not be able to obtain additional necessary funding. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business.

We are a development stage company and may never be able to execute our business plan.

We were incorporated on September 14, 2011.  Since incorporation, we have not developed any products, customers, or revenues. Although we have begun initial planning for the marketing of our green product kits, we may not be able to execute our business plan.  Even with the funding from the sale of our stock, if we do not generate any revenues within the next twelve months, we may require additional financing in order to establish profitable operations. Even with such additional funding, there is no assurance that we will be profitable. Moreover, such financing, if required, may not be forthcoming.  Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have a serious effect on our company's ability to survive. At this time, there are no anticipated additional sources of funds in place.

Our business plan may be unsuccessful.

The success of our business plan is dependent on our marketing our green product kits. Our ability to develop this market and sell our products is unproven, and the lack of operating history makes it difficult to validate our business plan. Our marketing plan is not currently complete and partly remains to be determined. As a brand based company, marketing and sales will be driven through the marketing of our green product kits.  Should the target market not be as responsive as we anticipate, we will not have in place alternate services or products that we can offer to ensure our continuing as a going concern.

We have no operating history and have maintained losses since inception, which we expect to continue in the future.

We have generated no revenue since incorporation and have maintained losses since inception. We also expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the marketing of our green products kits. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Risks Relating to Our Business

Most of our competitors, which include well known websites like GreenYour.com and LowImpactLiving.co, have significantly greater financial and marketing resources than do we

Most of our competitors have significantly greater financial and marketing resources than do we. Many have sophisticated websites and the ability to advertise in a wide variety of media, including television. We will principally depend on the business contacts of our president and word of mouth. There are no assurances that our approach will be successful.

There is a web site called www.ecoplanet. com which, by virtue of its name and its affiliated web sites may initially confuse potential customers.

There is a web site called www.ecoplanet. com. It offers a series of additional web sites which mainly sell high end environmentally friendly items for the home. However, this web site and its affiliated sites do NOT offer the type of kits and easy access to small products geared to water and electricity consumption that our site intends to focus on. Our company intends to allow customers to take small steps in becoming environmentally conscious consumers – and is focused on utilities. While our company name is the same as the website, as they have not yet challenged other web sites with similar names, we do not anticipate any legal challenge as regards the use of our company name, Eco Planet Corp. If, however, we were to lose a legal challenge, the company could be required to change our name and/or web site address and could be found liable for damages.

Our executive officers and Directors have significant voting power and may take actions that may be different from actions sought by our other stockholders.

Our officers and Directors own a majority of the outstanding shares of our common stock. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

Since our officers and Directors may work or consult for other companies, their other activities could slow down our operations.

Our officers and directors are not required to work exclusively for us and do not devote all of their time to our operations. Presently, our officers and directors allocate only a portion of their time to the operation of our business. Therefore, it is possible that their pursuit of other activities may slow our operations and reduce our financial results because of the slow-down in operations.

Our officers and Directors are located in Israel.

Since all of our officers and Directors are located in Israel, any attempt to enforce liabilities upon such individuals under the U.S. securities and bankruptcy laws may be difficult.

In accordance with the Israeli Law on Enforcement of Foreign Judgments, 5718-1958, and subject to certain time limitations (the application to enforce the judgment must be made within five years of the date of judgment or such other period as might be agreed between Israel and the United States), an Israeli court may declare a foreign civil judgment enforceable if it finds that:

An Israeli court will not declare a foreign judgment enforceable if:

• the judgment was rendered by a court which was, according to the laws of the State in which the court is located, competent to render the judgment;

• the judgment may no longer be appealed;

• the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy; and

• the judgment is executory in the State in which it was given.

• the judgment was obtained by fraud;

• there is a finding of lack of due process;

• the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel;

• the judgment is in conflict with another judgment that was given in the same matter between the same parties and that is still valid; or

Furthermore, Israeli courts may not adjudicate a claim based on a violation of U.S. securities laws if the court determines that Israel is not the most appropriate forum in which to bring such a claim. Even if an Israeli court agrees to hear such a claim, it may determine that Israeli law, not U.S. law, is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact, which can be a time-consuming and costly process.

Our assets may also be held from time to time outside of the United States. Currently, none of our assets is held outside of the United States. Since our directors and executive officers do not reside in the United States it may be difficult for courts in the United States to obtain jurisdiction over our foreign assets or persons and, as a result, it may be difficult or impossible for you to enforce judgments rendered against us or our directors or executive officers in United States courts. Thus, investing in us may pose a greater risk because should any situation arise in the future in which you have a cause of action against these persons or us, you may face potential difficulties in bringing lawsuits or, if successful, in collecting judgments against these persons or us.

We may not have effective internal controls.

In connection with Section 404 of the Sarbanes-Oxley Act of 2002, we need to assess the adequacy of our internal control, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our internal controls over financial reporting.

Risks Relating to Our Strategy and Industry

WE MAY NOT BE ABLE TO FIND SUITABLE SUPPLIERS AND CLOSE PARTNERSHIPS REQUIRED FOR OUR BUSINESS TO WORK.

An important part of our business concept and of revenue generation will rely on our ability to select and source green products for our kits. If we are unable to find suitable suppliers and we do not have the ability to have profitable partnerships with them, our operation would be affected. Therefore, our operation, revenue and financial success could be severely affected, resulting in the suspension of our operation or the cession of it completely.

BECAUSE OUR MANAGEMENT IS INEXPERIENCED IN OPERATING A WEB BASED DISTRIBUTION NETWORK, OUR BUSINESS PLAN MAY FAIL.

Our management does not have any specific training in running a business for distributing and for selling green products via  a web based platform. With no direct training or experience in this area, our management may not be fully aware of many of the specific requirements related to working within this industry. As a result, our management may lack certain skills that are advantageous in managing our company. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.

THE COMPANY CURRENTLY HAS NO PRODUCTS OR SERVICES. WHEN WE DO HAVE PRODUCTS AND SERVICES OUR NAME WILL HAVE LITTLE, IF ANY, NAME RECOGNITION. AS A RESULT, WE MAY BE UNABLE TO GENERATE REVENUES, WHICH WILL REDUCE THE VALUE OF YOUR INVESTMENT.

Because we are a new company with no products or services and we have not conducted advertising, there is little or no recognition of our name. As a result, consumers may search for products and services other than ours that have brand recognition in the market and we may be unable to generate sufficient revenues to meet our expenses or meet our business plan objectives, which will reduce the value of your investment.

THE COMPANY MAY BE UNABLE TO MAKE NECESSARY ADJUSTMENTS ON ITS WEBSITE IN A TIMELY MATTER, WHICH WOULD DIRECTLY AFFECT OUR BUSINESS.

In the case of any problem on our Website, due to an attack by hackers, viruses or any other factor, it is fundamental to resolve the problem almost immediately, as we are dependent on our website to generate revenue. Because the Company does not have an exclusive technician to detect and deal with any problem with our website, it may take us some time to realize that a problem exist and after that, it may take long time until we find a capable and available.

ITEM 2.	PROPERTIES

Our Principal Executive Offices

We have a mailing address located at  93 S Jackson St, #34786, Seattle, WA 98104-2818,  our telephone number is: 888 375 8633 and our Facsimile number is: 866-885-5653.  Except for the mailing address and the rent free use of a room at the premises of our President in Zoran for our operations in Israel, the Company does not own or rent any property.  We expect that once our business is able to expand and we have the financial resources then we will seek additional rental locations for our operations, including in Israel.

ITEM 3.	LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

We know of no material proceedings to which any of our Directors, officers, affiliates, owner of record or beneficially of more than 5 percent of our voting securities or security holders is an adverse party or has a material interest adverse to our interest.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The shares are quoted on the OTC Bulletin Board under the symbol OTC BB “EPLC”, but no active trading market has developed and we cannot assure you that an active trading market will ever develop.

Holders of our Common Shares

As of February 26, 2013, there were 44 registered stockholders holding 2,004,613 common shares issued and outstanding.

Dividends

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.  Our current policy is to retain any earnings in order to finance our operations.  Our Board of Directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions it deems relevant and in accordance with applicable corporate law.

Securities Authorized for Issuance under Equity Compensation Plans

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

During the fiscal year ended December 31, 2012, we sold 304,613 shares pursuant to our Registration statement for $45,661.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2012, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a development stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we are in a position to market our products to prospective customers. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

In  May 2012, the Company sold 304,613 unrestricted shares of common stock for proceeds of $45,661. As of the date of this 10K, we have not yet fully implemented our business plan; we have secured the web domain (www.eco-p.org), have negotiated with numerous potential product suppliers and have created a template of our to-be finalized website. We have conducted significant and required, market, legal and regulatory research regarding the sale of green products via web marketing in our target market. We expect to continue to finalize supply relationships during the 1st and 2nd  quarters of 2013 and launch our web site in the second half of 2013.

We expect to generate revenue from the sale of our green product kits. To be successful, our company needs to accomplish the steps described above, in order to have a better understanding of the Market and then establish our Marketing strategies. Our company believes that the success of our business relies on the proper execution of the above described plan of operation.

We expect that our products shall be sourced from multiple suppliers/ partners, which would allow us to always have suppliers.

Revenues

We had no revenues for the period from September 14, 2011(date of inception) through December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2012 we had current assets of $15,367 and current liabilities $6,900. As of December 31, 2011 we had current assets of $24,480 and current liabilities of $4,797.

During the twelve month period ended December 31, 2012 we had no revenue and a net loss of $47,408.

During the period from inception (September 14, 2011) to December 31, 2012 we had no revenue and a net loss of $48,125.

Balance Sheet

Our balance sheet as of December 31, 2012 reflects cash assets of $15,367. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.  We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements attached to our Annual Report on Form 10-K regarding concerns about our ability to continue as a going concern. Our financial statements for the fiscal period ended December 31, 2012 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods.  We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our financial statements.

Refer to Note 1 to the Financial Statements entitled “Summary of Significant Accounting Policies” included in this Annual Report for a discussion of accounting policies utilized by the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ECO PLANET CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Eco Planet Corp.:

We have audited the accompanying balance sheets of Eco Planet Corp. (a Delaware corporation in the development stage) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011 and from inception (September 14, 2011) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eco Planet Corp. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 and from inception (September 14, 2011)  through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2012, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC
Baltimore, Maryland
February 18, 2013

ECO PLANET CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF DECEMBER 31, 2012 AND DECEMBER 31, 2011

	As of	As of
	December 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash or cash equivalents	$15,367	$19,980
Deferred offering costs	-	4,500
Total current assets	15,367	24,480

Total Assets	$15,367	$24,480

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$6,900	$4,797
Total Current Liabilities	6,900	4,797

Commitments and Contingencies	-	-

Stockholders' Equity:
Common stock, par value $0.0001 per share, 150,000,000 shares authorized;
2,004,613 and 1,700,000 shares issued and outstanding respectively	200	170
Additional paid-in capital	56,391	20,230
Earnings (Deficit) accumulated during development stage	(48,125)	(717)

Total stockholders' equity	8,467	19,683

Total Liabilities and Stockholders' Equity	$15,367	$24,480

The accompanying notes to financial statements are an integral part of these statements.

ECO PLANET CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 14, 2011)
THROUGH DECEMBER 31, 2012

	Year Ended	Year Ended	Cumulative
	December 31,	December 31,	From
	2012	2011	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative -
Professional fees	33,689	-	33,689
Consulting fees	3,350	-	3,350
Filing fees	7,875	297	8,172
Franchise tax expense	400	-	400
Travel	1,207		1,207
Other	887	420	1,307

Total general and administrative expenses	47,408	717	48,125

(Loss) from Operations	(47,408)	(717)	(48,125)

Provision for income taxes	-	-	-

Net (Loss)	$(47,408)	$(717)	$(48,125)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.03)	$-

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	1,878,939	1,590,826

The accompanying notes to financial statements are an integral part of these statements.

ECO PLANET CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 14, 2011)
THROUGH DECEMBER 31, 2012

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash ($0.012/share)	1,700,000	170	20,230	-	20,400

Net (loss) for the period	-	-	-	(717)	(717)

Balance -December 31, 2011	1,700,000	170	20,230	(717)	19,683

Common stock issued for cash ($0.15/share)	304,613	30	36,161	-	36,192

Net (loss) for the period	-	-	-	(47,408)	(47,408)

Balance - December 31, 2012	2,004,613	200	56,391	(48,125)	8,467

The accompanying notes to financial statements are an integral part of these statements.

ECO PLANET CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 14, 2011)
THROUGH DECEMBER 31, 2012

			Cumulative
	Year Ended	Year Ended	From
	December 31, 2012	December 31, 2011	Inception
Operating Activities:
Net (loss)	$(47,408)	$(717)	$(48,125)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Deferred offering costs	4,500	(4,500)	-
Accounts payable and accrued liabilities	2,103	4,797	6,900

Net Cash Used in Operating Activities	(40,805)	(420)	(41,225)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from common stock	36,192	20,400	56,592

Net Cash Provided by Financing Activities	36,192	20,400	56,592

Net (Decrease) Increase in Cash	(4,613)	19,980	15,367

Cash - Beginning of Period	19,980	-	-

Cash - End of Period	$15,367	$19,980	$15,367

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2012.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31,2012 and2011,the carrying value of accounts payable and accrued liabilities, and loans approximated fair value due to the short-term nature and maturity of these instruments.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2012, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  Common Stock

On September 21, 2011, the Company issued 1,700,000 shares of common stock to the directors of the Company at a price of $0.012 per share, for a $20,400 subscription receivable. Payments of the subscription were received on December 21, 2011.

The Company commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 800,000 shares of newly issued common stock at an offering price of $0.15 per share for proceeds of up to $120,000. On May 31, 2012, the Company issued 304,613 shares of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $45,661. Offering costs of $9,500 related to this capital formation activity were charged against the capital raised.

4.  Income Taxes

The provision (benefit) for income taxes for the periods ended December 31, 2012 and 2011 was as follows (assuming a 15% effective tax rate):

	2012	2011
Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$7,111	$108
Change in valuation allowance	(7,111)	(108)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2012 and 2011 as follows:

	2012	2011

Loss carryforwards	$7,219	$108
Less - Valuation allowance	(7,219)	(108)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for years ended December 31, 2012 and 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2012, the Company had approximately $48,125 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2032.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until the earlier of their death, retirement, resignation, or removal.

Our officers and Directors and their ages and positions are as follows:
Name	Age	Position

Ms. Elka Yaron	65	President, Secretary/ Treasurer, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors.

Aharon Shnitzer	54	Secretary and Director

Ms. Elka Yaron

Ms. Elka Yaron has been a sole practitioner in a home based beauty salon since 2002-present. During this time she has been a supporter of the Israel Union for Environmental Defense (IUED), an environmental NGO. In addition, she has been active in SPNI – the Society for the Protection of Nature in Israel. Ms. Yaron conceived of the idea for the Company based, in part, on feedback and discussions she heard in her salon and through her involvement with IUED and SPNI. Ms. Yaron has no experience in running an internet business nor in running a retail operation. Ms. Yaron does, however, have experience in dealing with customers, listening to their needs and adapting her offerings to their requirements. Ms. Yaron has not served on the Board of Directors of a public company.

Mr. Aaron Shnitzer

Since 1993, Mr Shnizter has owned, run and managed an organic and environmentally friendly farm, Arale’s Farm in Moshav Chemed in Israel. The farm sells commercial quantities of organic goat cheeses as well as a selection of organic spices. It is a visited farm for its ecological undertakings and many students and children visit and receive lectures on the benefits of organic farming and environmentally conscious living. Mr. Shnitzer is responsible for all aspects of management, including financial and sales. Mr. Shnitzer is an active participant in organic and environmental related matters. Mr. Shnitzer does have experience in running a retail operation and experience in the organic, green and environmentally friendly business world but has never served on the Board of Directors of a public company.

The Board has concluded that Ms. Yaron and Mr. Shnitzer should serve as Directors of the Company.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe the services of an audit committee financial expert are not warranted at this time.

Involvement in Legal Proceedings

None of our Directors, nominee for Directors, or officers has appeared as a party during the past ten years in any legal proceedings that may bear on his ability or integrity to serve as a Director or officer of the Company.

Board Leadership Structure

The Company has chosen to combine the principal executive officer and Board chairman positions. The Company believes that this Board leadership structure is the most appropriate for the Company for the following reasons. The Company is a development stage company and at this early stage it is more efficient to have the leadership of the Board in the same hands as the principal executive officer of the Company. The challenges faced by the Company at this stage – obtaining financing and performing research and development activities – are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or Directors.

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

ITEM 11.	EXECUTIVE COMPENSATION

We have not paid, nor do we owe, any compensation to our executive officers for the year ending December 31, 2012. From inception through December 31, 2012, we have not paid any compensation to our officers.

As of December 31, 2012, we had no employment agreements with any of our executive officers or employees.

Option/SAR Grants

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any Director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or Directors since we were founded.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any Director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or Directors or employees or consultants since we were founded.

Compensation of Directors

There are no current arrangements pursuant to which Directors are or will be compensated in the future for any services provided as a Director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of December 31, 2012, there were no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Holdings

The following table sets forth, as of February 26, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5 percent of our common stock, as well as by each of our current Directors and executive officers as a group.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

The percentages below are calculated based on 2,004,613 shares of our common stock issued and outstanding as of February 26, 2013. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (²)	Position	Amount and Nature of Beneficial Ownership	Percentage of Class(¹)

Common Stock	Elka Yaron	President, CEO, Treasurer, and Director	1,200,000	60%
	Aharon Shnitzer	Secretary and Director	500,000	25%

All Directors and officers as a Group			1,700,000	85%
_________________
(¹)	Based on 2,004,613 shares of our common stock outstanding.
(²)	The address for Ms. Yaron is at 5 HaSavion Street, Zoran, Israel.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

•	any Director or officer of our Company;

•	any proposed Director of officer of our Company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our common stock; or

•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

On September 21, 2011, we issued a total of 1,200,000 shares of common stock to Ms. Elka Yaron, our President, CEO, Treasurer and Director and we issued 500,000 shares to Aharon Shnitzer our Secretary and Director, for total cash consideration of $20,400. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale was made only to Ms. Yaron and Mr. Shnitzer, who are non-U.S. citizens, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent Directors.” We do not believe that either of our directors currently meets the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2012(1)	December 31, 2011(1)
Audit Fees	$10,500	$4,500
Audit Related Fees	0	0
Tax Fees	250	250
All Other Fees	0	0

Notes:
(1)	For the years ended December 31, 2012 and December 31, 2011, principal accountants of the Company were Weinberg & Baer LLC.

Since incorporation and as of the fiscal year ended December 31, 2012, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, our Board of Directors acts as our Audit Committee.  Our Board pre-approves all audit and permissible non-audit services.  These services may include audit services, audit-related services, tax services, and other services.  Our Board approves these services on a case-by-case basis.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits.  See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Elka Yaron

32*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Elka Yaron

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________
*Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO PLANET CORP.
(Registrant)

Dated: February 26, 2013	By:	/s/ Elka Yaron
Elka Yaron
President, Chief Executive and Financial Officer (Principal Executive and Financial Officer), and Director

	By:	/s/ Aharon Shnitzer
Aharon Shnitzer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Elka Yaron	By:	/s/ Aharon Shnitzer
	Elka Yaron		Aharon Shnitzer, Secretary and Director
President, Chief Executive and Treasurer (Principal Executive and Financial Officer), and Director

Dated: February 26, 2013