Form 10-Q/A
period 2013-03-31
ECO PLANET CORP
filed 2013-05-13
CIK 1537528

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 2, 2013, there were 2,004,613 shares of the Registrant's common stock issued and outstanding.

EXPLANATORY NOTE:

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on May 2,2013 (the "Form 10-Q"), is solely to revise the disclosure on the cover page to indicate that the Issuer has checked the box as a “non-shell” company. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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