Form 10-Q
period 2013-06-30
ECO PLANET CORP
filed 2013-07-31
CIK 1537528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Telephone: 888-375-8633 Facsimile: 866-885-5653
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

As of July 29, 2013, there were 2,004,613 shares of the Registrant's common stock issued and outstanding.

ECO PLANET CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2013

ECO PLANET CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

ASSETS

	As of	As of
	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Current Assets:
Cash or cash equivalents	$8,662	$15,367
Total current assets	8,662	15,367

Total Assets	$8,662	$15,367

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$7,808	$6,900
Total Current Liabilities	7,808	6,900

Commitments and Contingencies	-	-

Stockholders' Equity:
Common stock, par value $0.0001 per share, 150,000,000 shares authorized;
2,004,613 shares issued and outstanding	200	200
Additional paid-in capital	56,391	56,391
Earnings (Deficit) accumulated during development stage	(55,737)	(48,125)

Total stockholders' equity	855	8,467

Total Liabilities and Stockholders' Equity	$8,662	$15,367

The accompanying notes to financial statements are an integral part of these statements.

ECO PLANET CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 14, 2011)
THROUGH JUNE 30, 2013
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Cumulative
	June 30,	June 30,	June 30,	June 30,	From
	2013	2012	2013	2012	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative -
Professional fees	3,500	10,855	5,800	13,009	39,489
Consulting fees	-	-	-	1,000	3,350
Filing fees	808	4,438	1,603	6,435	9,775
Franchise tax expense	-	-	-	400	400
Travel	-	-	-	-	1,207
Other	165	317	210	517	1,517

Total general and administrative expenses	4,473	15,610	7,613	21,361	55,737

(Loss) from Operations	(4,473)	(15,610)	(7,613)	(21,361)	(55,737)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(4,473)	$(15,610)	$(7,613)	$(21,361)	$(55,737)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	2,004,613	1,803,769	2,004,613	1,751,885

The accompanying notes to financial statements are an integral part of these statements.

ECO PLANET CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 14, 2011)
THROUGH JUNE 30, 2013
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash ($0.012/share)	1,700,000	170	20,230	-	20,400

Net (loss) for the period	-	-	-	(717)	(717)

Balance -December 31, 2011	1,700,000	170	20,230	(717)	19,683

Common stock issued for cash ($0.15/share)	304,613	30	36,161	-	36,192

Net (loss) for the period	-	-	-	(47,408)	(47,408)

Balance - December 31, 2012	2,004,613	$200	$56,391	$(48,125)	$8,467

Net (loss) for the period	-	-	-	(7,613)	(7,613)

Balance - June 30, 2013	2,004,613	$200	$56,391	$(55,737)	$855

The accompanying notes to financial statements are an integral part of these statements.

ECO PLANET CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 14, 2011)
THROUGH JUNE 30, 2013
(Unaudited)

	Six Months	Six Months	Cumulative
	Ended	Ended	From
	June 30, 2013	June 30, 2012	Inception

Operating Activities:
Net (loss)	$(7,613)	$(21,361)	$(55,737)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Deferred offering costs	-	4,500	-
Accounts payable and accrued liabilities	908	(503)	7,808

Net Cash Used in Operating Activities	(6,705)	(17,364)	(47,930)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from common stock	-	36,192	56,592

Net Cash Provided by Financing Activities	-	36,192	56,592

Net (Decrease) Increase in Cash	(6,705)	18,828	8,662

Cash - Beginning of Period	15,367	19,980	-

Cash - End of Period	$8,662	$38,808	$8,662

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2013, and the results of its operations and its cash flows for the periods ended June 30, 2013, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2013.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2013 and December 31, 2012, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2013, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

4.  Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2013 and 2012 was as follows (assuming a 15% effective tax rate):

	2013	2012

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$1,142	$3,204
Change in valuation allowance	(1,142)	(3,204)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2013 and December 31, 2012 as follows:

	2013	2012

Loss carryforwards	$8,361	$7,219
Less - Valuation allowance	(8,361)	(7,219)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for three and six months ended June 30, 2013 and 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2013, the Company had approximately $55,737 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2033.

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

Operations

We were incorporated on September 14, 2011 and all of our business activity through June 30, 2013 involved incorporation efforts, preparation of the Registration Statement on Form S-1, completing the market research for our business, discussions with potential suppliers and selling 304,613 shares for $45,661 in accordance with our Registration Statement.

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

In  May 2012, the Company sold 304,613 unrestricted shares of common stock for proceeds of $45,661. As of the date of this 10Q, we have not yet fully implemented our business plan; we have secured the web domain ( www.eco-p..org), have negotiated with numerous potential product suppliers and have created a template of our to-be finalized website. We have conducted significant and required, market, legal and regulatory research regarding the sale of green products via web marketing in our target market. We expect to continue to finalize supply relationships during the 3rd quarter of 2013 and launch our web site in the second half of 2013.

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

Liquidity and Capital Resources

As of June 30, 2013 we had current assets of $8,662 and current liabilities of $7,808. As of December 31, 2012 we had current assets of $15,367 and current liabilities of $6,900.

During the six months ended June 30, 2013, the Company used cash in the amount of $6,705 for operating activities.  By comparison, during six months ended June 30, 2012 the Company used cash in the amount of $17,364.

For the three and six month period ended June 30, 2013, we had a net loss of $4,473 and 7,613 as compared to a net loss of $15,610 and 21,361 for the three and six month period ended June 30, 2012. Since inception (September 14, 2011) we have a cumulative net loss of $55,737. Our balance sheet as of June 30, 2013, reflects assets of $8,662 consisting of cash of $8,662. Since inception, we have sold 1,700,000 shares of common stock to our Directors and 304,613 unrestricted shares of stock to non-related persons pursuant to our Registration Statement for a total of $61,092.

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

Issuing shares of our common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material.  Such issuances may also serve to enhance existing management’s ability to maintain control of ECO because the shares may be issued to parties or entities committed to supporting existing management. We may offer shares of our common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. There are no other significant liabilities at June 30, 2013.

We have been unable to obtain the necessary funding to support the implementation of our business plan at this time. We explored all financing and strategic alternatives available to us. It may be necessary for us to either seek alternative opportunities available to us unrelated to our business plan in an effort to maximize shareholder value. To this end, the Company has in the past had, and may in the future have, discussions with potential merger candidates wishing to become publicly traded. There is no assurance that the Company will be successful in any of such efforts. If the Company is unable to secure additional financing or find another alternative, the Company will not have sufficient capital to implement its business plan until such time as capital or another alternative is available to it.

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

As of June 30, 2013, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

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

ECO PLANET CORP.

Date: July 31, 2013	By:	/s/ Elka Yaron
	Name:	Elka Yaron
	Title:	President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)