Form 10-Q/A
period 2013-03-31
ECO PLANET CORP
filed 2013-08-02
CIK 1537528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC  20549

Form 10-Q
(Amendment No. 2)

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

EXPLANATORY NOTE:

The purpose of this Amendment No. 2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on August 2, 2013 (the "Form 10-Q"), is solely to revise the disclosure on the cover page to indicate that the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. No other changes have been made to the Form 10-Q. This Amendment No. 2 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

ECO PLANET CORP.

Date: August 2, 2013	By:	/s/ Elka Yaron
	Name:	Elka Yaron
	Title:	President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)