Form 10-Q
period 2013-09-30
ZOSANO, INC.
filed 2013-11-14
CIK 1537528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 333-179130

ZOSANO, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-0525801
(State or other jurisdiction ofincorporation or organization)	(I.R.S. EmployerIdentification No.)

34790 Ardentech Court Fremont, CA	94555
(Address of principal executive offices)	(Zip Code)

(510) 745-1200
Registrant’s telephone number, including area code

Eco Planet Corp.
93 S. Jackson Street, #34786
Seattle, WA 98104-2818
(Former address, if changed since last report)

___________________________________
(Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No  ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2013, there were 10,027,000 shares of common stock, $0.0001 par value per share, issued and outstanding.

ZOSANO, INC.

PART I – FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1   Financial Statements

The unaudited financial statements of registrant for the three and nine months ended September 30, 2013 and 2012 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

ZOSANO, INC.
(F/K/A ECO PLANET CORP.)
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

ZOSANO, INC.
(F/K/A ECO PLANET CORP.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	As of		As of
	September 30,		December 31,
	2013		2012
	(Unaudited)		(Audited)
ASSETS
Current Assets:
Cash or cash equivalents	$4,689		$15,367
Total current assets	4,689		15,367

Total Assets	$4,689		$15,367

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$9,516		$6,900
Total Current Liabilities	9,516		6,900

Commitments and Contingencies	-		-

Stockholders' Equity:
Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized;
0 shares issued and outstanding
Common stock, par value $0.0001 per share, 195,000,000 shares authorized;
10,023 shares issued and outstanding	1	*	1	*
Additional paid-in capital	56,591	*	56,591	*
Earnings (Deficit) accumulated during development stage	(61,419)		(48,125)

Total stockholders' equity	(4,827)		8,467

Total Liabilities and Stockholders' Equity	$4,689		$15,367

* Post reverse stock split

The accompanying notes to financial statements are an integral part of these statements.

ZOSANO, INC.
(F/K/A ECO PLANET CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 14, 2011)
THROUGH SEPTEMBER 30, 2013
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Cumulative
	September 30,	September 30,	September 30,	September 30,	From
	2013	2012	2013	2012	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative
Professional fees	3,400	15,780	9,200	28,789	42,889
Consulting fees	-	2,350	-	3,350	3,350
Filing fees	892	1,440	2,495	7,875	10,667
Franchise tax expense	1,224	-	1,224	400	1,624
Travel	-	1,207	-	1,207	1,207
Other	165	325	375	842	1,682

Total general and administrative expenses	5,681	21,102	13,294	42,463	61,419

(Loss) from Operations	(5,681)	(21,102)	(13,294)	(42,463)	(61,419)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(5,681)	$(21,102)	$(13,294)	$(42,463)	$(61,419)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.57)	$(2.11)	$(1.33)	$(4.62)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted*	10,023	10,023	10,023	9,184

* Post reverse stock split

The accompanying notes to financial statements are an integral part of these statements.

ZOSANO, INC.
(F/K/A ECO PLANET CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 14, 2011)
THROUGH SEPTEMBER 30, 2013
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares*	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash ($0.012/share)	8,500	1	20,399	-	20,400

Net (loss) for the period	-	-	-	(717)	(717)

Balance - December 31, 2011	8,500	1	20,399	(717)	19,683

Common stock issued for cash ($0.15/share)	1,523	0	36,192	-	36,192

Net (loss) for the period	-	-	-	(47,408)	(47,408)

Balance - December 31, 2012	10,023	$1	$56,591	$(48,125)	$8,467

Net (loss) for the period	-	-	-	(13,294)	(13,294)

Balance - September 30, 2013	10,023	$1	$56,591	$(61,419)	$(4,827)

* Post reverse stock split

The accompanying notes to financial statements are an integral part of these statements.

ZOSANO, INC.
(F/K/A ECO PLANET CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 14, 2011)
THROUGH SEPTEMBER 30, 2013
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended	Cumulative
	September 30,	September 30,	From
	2013	2012	Inception

Operating Activities:
Net (loss)	$(13,294)	$(42,463)	$(61,419)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Deferred offering costs	-	4,500	-
Accounts payable and accrued liabilities	2,616	(2,797)	9,516

Net Cash Used in Operating Activities	(10,678)	(40,760)	(51,903)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from common stock	-	36,192	56,592

Net Cash Provided by Financing Activities	-	36,192	56,592

Net (Decrease) Increase in Cash	(10,678)	(4,568)	4,689

Cash - Beginning of Period	15,367	19,980	-

Cash - End of Period	$4,689	$15,412	$4,689

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

ZOSANO, INC.
(F/K/A ECO PLANET CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

Zosano, Inc. (f/k/a Eco Planet Corp.) (the “Company”) is in the development stage, and has limited operations. The Company was incorporated under the laws of the State of Delaware on September 14, 2011. The business plan of the Company is to become online seller of low-cost LED lighting and other environmentally friendly products. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2013, and the results of its operations and its cash flows for the periods ended September 30, 2013, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2013.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2013 and December 31, 2012, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Lease Obligations

All non-cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2013, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Common Stock

On September 21, 2011, the Company issued 8,500 (post reverse stock split) shares of common stock to the directors of the Company at a price of $0.012 per share, for a $20,400 subscription receivable. Payments of the subscription were received on December 21, 2011.

The Company commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 4,000 (post reverse stock split) shares of newly issued common stock at an offering price of $0.15 per share for proceeds of up to $120,000. On May 31, 2012, the Company issued 1,523 (post reverse stock split) shares of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $45,661. Offering costs of $9,500 related to this capital formation activity were charged against the capital raised.

On October 21, 2013, the Company effected a 1-for-200 reverse stock split of the Company’s Common Stock. All share amounts in these financial statements have been restated retroactively.

4. Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2013 and 2012 was as follows (assuming a 15% effective tax rate):

	2013	2012
Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$1,994	$6,369
Change in valuation allowance	(1,994)	(6,369)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2013 and December 31, 2012 as follows:

	2013	2012

Loss carryforwards	$9,213	$7,219
Less - Valuation allowance	(9,213)	(7,219)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for three and nine months ended September 30, 2013 and 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2013, the Company had approximately $61,419 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

5. Related Party Loans and Transactions

On September 21, 2011, the Company issued 8,500 (post reverse stock split) shares of common stock to the director and the secretary of the Company at a price of $0.012 per share, for a $20,400 subscription receivable. Payments of the subscriptions were received on December 21, 2011.

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

7. Subsequent Events

On October 21, 2013, the Company effected a 1-for-200 reverse stock split of the Company’s Common Stock and changed the Company’s name to “Zosano, Inc.”

On October 31, 2013, the Company entered into a Stock Purchase Agreement with ZP Holdings, Inc., a Delaware corporation, pursuant to which the Company issued and sold to ZP Holdings, 10,016,973 shares of the Company’s common stock, $0.0001 par value per share, for an aggregate cash purchase price of $365,000.

As a result of the Company’s issuance and sale of the Shares to ZP Holdings pursuant to the Purchase Agreement, ZP Holdings became the owner of 99.9% of our outstanding Common Stock.

ITEM 2   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis or Plan of Operations contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

We were incorporated on September 14, 2011 and all of our business activity through September 30, 2013 involved incorporation efforts, preparation of the Registration Statement on Form S-1, completing the market research for our business, discussions with potential suppliers and selling 1,523  shares (adjusted for reverse stock split) for $45,661 in accordance with our Registration Statement.

At September 30, 2013, our business plan was to offer on line, bundles of products (“kits”) by theme: Energy-Efficiency, Renewable Energy, Water Conservation, Green Cleaning, and Green Office, for home and small business owners. The kits when sold will be relatively small, inexpensive and simple to install and include items such as LED light bulbs, faucet/ showerhead aerators, electricity monitors, and water tank insulation blankets.

In May 2012, we sold 1,523 unrestricted shares (adjusted for reverse stock split) of common stock for proceeds of $45,661. As of September 30, 2013, we had not yet fully implemented our business plan; but we had secured the web domain (www.eco-p.org), and had negotiated with several potential product suppliers. We had also conducted market, legal and regulatory research regarding the sale of green products via web marketing in our target market.

On October 21, 2013, we effected a 1-for-200 reverse stock split.  All share amounts in this Quarterly Report on Form 10-Q have been adjusted to reflect the reverse stock split.

On October 31, 2013, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with ZP Holdings, Inc., a Delaware corporation (“ZP Holdings”), pursuant to which we issued and sold to ZP Holdings, 10,016,973 shares (the “Shares”) of our of common stock, $0.0001 par value per share (the “Common Stock”), for an aggregate cash purchase price of $365,000.

As a result of the issuance and sale of the Shares to ZP Holdings pursuant to the Purchase Agreement, a change in control of the Company occurred (in which ZP Holdings acquired control of the Company). As of immediately following the issuance and sale of the Shares to ZP Holdings pursuant to the Purchase Agreement, 10,027,000 shares of our Common Stock were issued and outstanding. The 10,016,973 shares of Common Stock issued and sold to ZP Holdings pursuant to the Purchase Agreement represent approximately 99.9% of our issued and outstanding Common Stock after giving effect to the issuance and sale of the Shares to ZP Holdings.

As a result of the Purchase Agreement and the change of control transaction, we have new management and directors, and will have a new business plan going forward.  Currently, our new management intends to seek opportunities to enter into a business combination with another entity actively engaged in a business upon which we can base our future business activities.

Results of Operations for Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Summary of Results of Operations

	Three Months Ended September 30,		Period from September 14, 2011 (Inception) to September 30,
	2013	2012	2013

Revenue	$-	$-	$-

Operating expenses:
General and administrative	5,681	21,102	61,419
Total operating expenses	5,681	21,102	61,419

Operating loss	(5,681)	(21,102)	(61,419)

Net (Loss)	$(5,681)	$(21,102)	$(61,419)

Operating Loss; Net (Loss).

Our net (loss) changed by $15,421, from ($21,102) to ($5,681), from the three months ended September 30, 2012 compared to the three months ended September 30, 2013.  Our operating loss also decreased by $15,421, from ($21,102) to ($5,681) for the same period.  In the three months ended September 30, 2013, our net loss and operating loss were the same because our only expenses were general and administrative expenses.  We only had general and administrative expenses for the three months ended September 30, 2012 as well.  These changes are detailed below.

Revenue.

We have not had any revenues since our inception and we are currently a shell company.

General and Administrative Expenses.

General and administrative expenses decreased by $15,421, from $21,102 for the three months ended September 30, 2012 to $5,681 for the three months ended September 30, 2013. For the three months ended September 30, 2013, our general and administrative expenses consisted of professional fees of $3,400, franchise tax expense of $1,224, filing fees of $892, and other expenses of $165.

Results of Operations for Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Summary of Results of Operations

	Nine Months Ended September 30,		Period from July 19, 2004 (Inception) to September 30,
	2013	2012	2013
Revenue	$-	$-	$-

Operating expenses:

General and administrative	13,294	42,463	61,419
Total operating expenses	13,294	42,463	61,419

Operating loss	(13,294)	(42,463)	(61,419)

Net (Loss)	$(13,294)	$(42,463)	$(61,419)

Operating Loss; Net Loss.

Our net loss decreased by $28,969, from ($42,263) to ($13,294), for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2013.  Our operating loss also decreased by $28,969, from ($42,263) to ($13,294) for the same period.  In the nine months ended September 30, 2013, our net loss and operating loss were the same because our only expenses were general and administrative expenses.  We only had general and administrative expenses for the nine months ended September 30, 2012 as well.  These changes are detailed below.

Revenue.

We have not had any revenues since our inception and we are currently a shell company.

General and Administrative Expenses.

General and administrative expenses decreased by $28,969, from $42,263 for the nine months ended September 30, 2012 to $13,294 for the nine months ended September 30, 2013. For the nine months ended September 30, 2013, our general and administrative expenses consisted of professional fees of $9,200, franchise tax expense of $1,224, filing fees of $2,495, and other expenses of $375.

Liquidity and Capital Resources for Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Introduction

During the nine months ended September 30, 2013 and 2012, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of September 30, 2013 was $4,689. As a result, as of September 30, 2013, we had significant short term cash needs. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2013 and as of December 31, 2012, respectively, are as follows:

	September 30, 2013	December 31, 2012	Change

Cash	$4,689	$15,367	$(10,678)
Total Current Assets	4,689	15,367	(10,678)
Total Assets	4,689	15,367	(10,678)
Total Current Liabilities	9,516	6,900	2,616
Total Liabilities	$9,516	$6,900	$2,616

Our current and total assets decreased by $10,678 as of September 30, 2013 as compared to December 31, 2012. The decrease in our total and current assets between the two periods was attributed to the decrease in our cash on hand as of September 30, 2013, since we did not have any assets other than cash for the two periods presented.

Our current liabilities increased by $2,616, as of September 30, 2013 as compared to December 31, 2012. This entire increase was due to an increase in our accounts payable and accrued expenses since they are the only liabilities we had for the two periods presented.

Cash Requirements

We had cash available as of September 30, 2013 of $4,689. Based on our lack of revenues, cash on hand and current monthly burn rate, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund expenses.

Sources and Uses of Cash

Operations

We had net cash provided (used) by operating activities of ($10,678) for the nine months ended September 30, 2013, as compared to ($40,760) for the nine months ended September 30, 2012. For the period in 2013, the net cash used in operating activities consisted primarily of our net income (loss) of ($13,294), offset by accounts payable and accrued liabilities of $2,616. For the period in 2012, the net cash provided (used) by operating activities consisted primarily of our net income (loss) of ($42,463) and accounts payable and accrued liabilities of ($2,797), offset by deferred offering costs of $4,500.

Investments

We did not have any cash provided (used) by investing activities for the nine months ended September 30, 2013 and 2012.

Financing

Our net cash provided (used) by financing activities for the nine months ended September 30, 2013 was $0, compared to $36,192 for the nine months ended September 30, 2012. For the period in 2012, our financing activities consisted of entirely of proceeds from common stock.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)           Evaluation of Disclosure Controls Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and principal financial officer has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(c)           Officer’s Certifications

Appearing as an exhibit to this Quarterly Report on Form 10-Q are “Certifications” of our principal executive and financial officer. The Certifications are required pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Quarterly Report on Form 10-Q contains information concerning the Controls Evaluation referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II – OTHER INFORMATION

ITEM 1     Legal Proceedings

There have been no events which are required to be reported under this Item.

However, in the ordinary course of business, we may from time to time become involved in certain legal proceedings. The litigation process is inherently uncertain and it is possible that the resolution of any such matters might have a material adverse effect upon our financial condition and/or results of operations.

ITEM 1A  Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2     Unregistered Sales of Equity Securities and Use of Proceeds

There have been no events which are required to be reported under this Item.

ITEM 3     Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4     Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5     Other Information

There have been no events which are required to be reported under this Item.

ITEM 6     Exhibits

Item No.	Description

3.1 (1)	Certificate of Incorporation of Eco Planet Corp.

3.2 (2)	Amended and Restated Certificate of Incorporation of Zosano, Inc.

3.3 (2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zosano, Inc.

3.4 (2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zosano, Inc.

3.5 (2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zosano, Inc.

3.6 (1)	Bylaws of Zosano, Inc.

10.1 (2)	Stock Purchase Agreement dated as of October 31, 2013 by and between Zosano, Inc. and ZP Holdings, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of President (principal executive officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (principal financial officer) (filed herewith).

32.1	Section 1350 Certification of President (principal executive officer) (filed herewith).

32.2	Section 1350 Certification of Treasurer (principal financial officer) (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on January 23, 2012.

(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on November 6, 2013.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zosano, Inc.

Dated: November 14, 2013	By:	/s/ Vikram Lamba
Vikram Lamba
President