Form 10-K
period 2013-12-31
ZOSANO, INC.
filed 2014-03-31
CIK 1537528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 333-179130

ZOSANO, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-0525801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34790 Ardentech Court Fremont, CA	94555
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (510) 745-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Aggregate market value of the voting stock held by non-affiliates: $213,780 as of June 30, 2013, based on the reported sales price of such stock of $140. The voting stock held by non-affiliates on that date consisted of 1,527 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 12, 2014, there were 10,027,000 shares of common stock, par value $0.0001, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

Zosano, Inc.

PART I

Explanatory Note

This Annual Report on Form 10-K contains forward-looking statements. These statements may relate to, but are not limited to, expectations of potential target businesses and future operating results or financial performance, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

There may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K after we file it, whether as a result of any new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Except as otherwise indicated, all share and per share information referenced in this report has been adjusted to reflect the 1-for-200 reverse split with respect to our common stock effected on October 21, 2013.

As used herein, except as otherwise indicated by context, references to “we,”, “us,” “our,” or the “Company” refer to Zosano, Inc.

ITEM 1 – BUSINESS

Corporate History

We were incorporated on September 14, 2011 in Delaware as “Eco Planet Corp.” Until October 31, 2013, our business plan was to offer on-line, bundles of products (“kits”) by theme for home and small business owners: Energy-Efficiency, Renewable Energy, Water Conservation, Green Cleaning and Green Office. We had planned for the products comprising the kits, as well as the kits themselves, to be relatively small, inexpensive and simple to install, and to include items such as LED light bulbs, faucet/showerhead aerators, electricity monitors and water tank insulation blankets.

On October 21, 2013, we effected a 1-for-200 reverse stock split of our common stock, $0.0001 par value per share (the “Common Stock”), and changed our name to “Zosano, Inc.” On October 31, 2013, we entered into a Stock Purchase Agreement with ZP Holdings, Inc. (the “Purchase Agreement”) pursuant to which we issued and sold 10,016,973 shares of Common Stock (the “Shares”) to ZP Holdings, Inc. As a result of our issuance and sale of the Shares to ZP Holdings, Inc., a change in control of the Company occurred and ZP Holdings, Inc. became the owner of 99.9% of our outstanding Common Stock. However, as a result of the change in control on October 31, 2013, we appointed new officers and directors and have a new business plan. Our current business plan is to seek to identify a privately held operating company desiring to become a publicly held company by merging with us through a reverse merger or acquisition. We are a shell company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) and a development stage company. As a shell company, we have no operations and assets. Although we have no operations and assets, we believe our current reporting status under the Exchange Act, as well as our stockholder base, make us an attractive merger or acquisition candidate to a privately held company seeking to become publicly quoted. Our principal office is located at 34790 Ardentech Court, Fremont, California 94555 and our telephone number is (510) 745-1200.

Business Overview

As noted above, on October 31, 2013, we underwent a change of control and implemented a new business plan, which is to seek to identify a privately held operating company desiring to become a publicly held company by merging with us through a reverse merger or acquisition. As noted in our prior Exchange Act filings with the Commission, prior to October 31, 2013, our business plan was to offer on-line, bundles of products (“kits”) by theme for home and small business owners: Energy-Efficiency, Renewable Energy, Water Conservation, Green Cleaning and Green Office, but as of October 31, 2013, we had not yet fully implemented our business plan with respect to kits; but we had secured the web domain www.eco-p.org, and had negotiated with several potential product suppliers. We had also conducted market, legal and regulatory research regarding the sale of green products via web marketing in our target market. Since we never fully implemented our business plan, our business plan changed prior to December 31, 2013, and the disclosure related to our prior business plan did not change substantially since our last Annual Report on Form 10-K for the year ended December 31, 2012, this filing will concentrate on our business as of December 31, 2013, which is still our current business plan.

Our current business plan is to identify a privately held operating company, which is profitable or, in management’s view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to U.S. capital markets by merging with us through a reverse merger or acquisition. However, we do not intend to combine with a company which may be deemed to be an investment company subject to the Investment Company Act of 1940. Private companies wishing to have their securities publicly quoted may seek to merge or effect another form of business combination with a shell company with a significant stockholder base. As a result of the merger or other business combination, the stockholders of the private company would hold a majority of the issued and outstanding shares of the shell company, which will likely cause substantially dilution to our current shareholder base. Typically, the directors and officers of the private company become the directors and officers of the shell company. Often the name of the private company becomes the name of the shell company.

We have no capital and must depend on ZP Holdings, Inc., the holder of 99.9% of our outstanding voting securities, to provide us with the necessary funds to implement our business plan. At the present time, we are evaluating business opportunities that we may pursue, but we have we not reached any definitive agreement or understanding with any person concerning a merger or other business combination.

Vikram Lamba and Christopher Krueger, our two officers, will be primarily responsible for investigating business combination opportunities. However, we believe that business opportunities may also come to our attention from various sources, including ZP Holdings, Inc., professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.

We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any business combination, if one occurs, will be on terms that are favorable to us or our current stockholders.

We do not propose to restrict our search for a business combination candidate to any particular geographical area or industry, and, therefore, we are unable to predict the nature of our future business operations. Our management’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions and other factors.

Any entity which has an interest in being acquired by, or merging into us, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is anticipated that an amount of common stock constituting control of us would be issued by us.

We do not foresee that we will enter into a merger or acquisition transaction with any business with which ZP Holdings, Inc. is currently affiliated.

Investigation and Selection of Business Opportunities

Certain types of business acquisition transactions may be completed without requiring us to first submit the transaction to our stockholders for their approval. If the proposed transaction is structured in such a fashion our stockholders (other than ZP Holdings, Inc., our majority stockholder) will not be provided with financial or other information relating to the candidate prior to the completion of the transaction.

If the structure of a proposed business combination or business acquisition transaction requires the approval of our stockholders, and we are a company required to file reports under the Exchange Act, then we will be required to provide our stockholders with information as applicable under Regulations 14A and 14C under the Exchange Act. Currently, however, we are not required to file reports under the Exchange Act.

The analysis of business opportunities will be undertaken by or under the supervision of Vikram Lamba, our Chief Executive Officer and President, and Christopher Krueger, our Chief Business Officer. In analyzing potential merger candidates, our management will consider, among other things, the following factors:

•	potential for future earnings and appreciation of value of securities;
•	perception of how any particular business opportunity will be received by the investment community and by our stockholders;

•	ability, following the business combination, to qualify securities for listing on a national securities exchange;
•	historical results of operation;
•	liquidity and availability of capital resources;
•	competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
•	strength and diversity of existing management or management prospects that are scheduled for recruitment;
•	amount of debt and contingent liabilities; and
•	the products and/or services and marketing concepts of the target company.

There is no single factor that will be controlling in the selection of a business opportunity. Our management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Because of our limited capital available for investigation and our dependence on two people, Vikram Lamba and Christopher Krueger, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

We are unable to predict when we may consummate a business transaction. We expect to analyze specific proposals and select a business opportunity in the near future.

Prior to making a decision to participate in a business transaction, we will generally request that we be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if audited financial statements are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced in order to file a Current Report on Form 8-K to be filed with the Securities and Exchange Commission (“SEC”) upon consummation of the business combination.

We believe that various types of potential candidates might find a business combination with us to be attractive. These include candidates desiring to create a public market for their securities in order to enhance liquidity for current stockholders, candidates which have long-term plans for raising capital through public sale of securities and believe that the prior existence of a public market for their securities would be beneficial, and candidates which plan to acquire additional assets through issuance of securities rather than for cash and believe that the development of a public market for their securities will be of assistance in that process. Companies which have a need for an immediate cash infusion are not likely to find a potential business combination with us to be a prudent business transaction alternative.

Employees

Currently we do not have any full-time employees and we rely exclusively on our two executive officers. Our management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Available Information

Historically we have filed periodic reports under the Exchange Act. Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

ITEM 1A – RISK FACTORS.

As a smaller reporting company this Item is not applicable to us.

ITEM 1B – UNRESOLVED STAFF COMMENTS

As a smaller reporting company this Item is not applicable to us.

ITEM 2 – PROPERTIES

Currently we maintain a mailing address at 34790 Ardentech Court, Fremont, California 94555, and our telephone number at this address is (510) 745-1200. Other than this mailing address, we do not maintain any other office facilities, and do not anticipate the need for maintaining any office facilities at any time in the foreseeable future. We do not pay any rent or other fees for the use of the mailing address, as this office is used virtually full-time by our majority stockholder, ZP Holdings, Inc. Our management does not believe we will establish a separate office until we have completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

ITEM 3 – LEGAL PROCEEDINGS

We are not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, we may from time to time be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4 – MINE SAFETY DISCLOSURES

There is no information required to be disclosed under this Item.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTC Bulletin Board and OTC Markets, OTCQB tier of OTC Link ATS, and has been quoted since July 10, 2012. Our current trading symbol is “ZOSN.” Since our stock has been quoted there have been a limited number of trades of our common stock. To date, 1,000 shares of our common stock traded during the quarter ended September 30, 2012, 500 of which traded at $0.25 per share and 500 of which traded at $0.70 per share, and 500 shares of our common stock traded during the quarter ended September 30, 2013 at $0.70 per share. The foregoing numbers of shares of common Stock and corresponding prices have not been adjusted to reflect the 1-for-200 reverse split of our common stock effective October 21, 2013. The table below reflects stock price amounts adjusted to reflect the split.

The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2013 and December 31, 2012, as best estimated by the company, adjusted to reflect the 1-for-200 reverse stock split of our common stock effective October 21, 2013. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
December 31,	Period	High		Low

2012	First Quarter	$	N/A	$	N/A
	Second Quarter	$	N/A	$	N/A
	Third Quarter		$140.00		$50.00
	Fourth Quarter		$140.00		$50.00

2013	First Quarter		$140.00		$140.00
	Second Quarter		$140.00		$140.00
	Third Quarter		$140.00		$140.00
	Fourth Quarter		$140.00		$50.00

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

As of March 12, 2014, there were 10,027,000 shares of our common stock outstanding held by 48 holders of record and additional shares held in brokerage accounts. Of these shares, 10,027 are held by non-affiliates and 1,527 were free-trading. On the cover page of this filing we valued 1,527 shares held by non-affiliates at $213,780 as of June 30, 2013, based on quotes for trading on OTC Markets, OTCQB tier of OTC Link ATS. These shares were valued at $140 per share (adjusted to reflect 1-for-200 reverse stock split).

Warrants

We do not have any warrants to purchase our common stock outstanding.

Dividends

On October 31, 2013, in connection with the closing of the transaction with ZP Holdings, Inc. under the Purchase Agreement, we declared a cash dividend on our common stock, payable to the stockholders of record as of immediately prior to the closing of the Purchase Agreement transaction. This special dividend consisted of an aggregate of $365,000 less the amount equal to all of our liabilities as they existed at the closing of the transactions under the Purchase Agreement. Dividends are declared at the sole discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding options or warrants to purchase shares of our common stock under any equity compensation plans.

Currently, we do not have any equity compensation plans and we have never had any. As a result, we did not have any options, warrants or rights outstanding as of December 31, 2013.

Recent Issuance of Unregistered Securities

The following securities were issued by us in the fourth quarter of 2013:

On October 31, 2013, we entered into a Stock Purchase Agreement with ZP Holdings, Inc., a Delaware corporation (“ZP Holdings”), pursuant to which we issued and sold to ZP Holdings, on October 31, 2013, 10,016,973 shares of our of Common Stock (the “Shares”) for an aggregate cash purchase price of $365,000. There were no underwriters, and there were no underwriting discounts or commissions, in respect of the Stock Purchase Agreement with ZP Holdings or the transactions thereunder. The 10,016,973 shares of Common Stock issued and sold to ZP Holdings pursuant to the Stock Purchase Agreement represent approximately 99.9% of our issued and outstanding Common Stock after giving effect to the issuance and sale of the Shares to ZP Holdings, making ZP Holdings an affiliate of ours.

The issuance and sale of the Shares to ZP Holdings pursuant to the Purchase Agreement was deemed to be exempt from registration under the Securities Act of 1933 (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder) as a transaction by an issuer not involving any public offering. ZP Holdings represented and warranted in the Purchase Agreement that it is an accredited investor as defined in Rule 501(a) of Regulation D, and we reasonably believed immediately prior to the closing of the stock purchase agreement transaction that ZP Holdings was an accredited investor.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes included in Part IV, Item 15 of this Annual Report on Form 10-K. This Annual Report on Form 10-K of Zosano, Inc. for the year ended December 31, 2013 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future; however, that we are unable to predict accurately or over which we have no control. Any risk factors listed in this filing, as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated, include, but are not limited to: changes in investment and business strategies; general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in various tax laws; and the availability of key management and other personnel.

Overview

We were incorporated on September 14, 2011 in Delaware as “Eco Planet Corp.” Until October 31, 2013, our business plan was to offer on-line, bundles of products (“kits”) by theme for home and small business owners: Energy-Efficiency, Renewable Energy, Water Conservation, Green Cleaning and Green Office. We had planned for the products comprising the kits, as well as the kits themselves, to be relatively small, inexpensive and simple to install, and to include items such as LED light bulbs, faucet/showerhead aerators, electricity monitors and water tank insulation blankets.

On October 21, 2013, we effected a 1-for-200 reverse stock split of our common stock, $0.0001 par value per share (the “Common Stock”), and changed our name to “Zosano, Inc.” On October 31, 2013, we entered into a Stock Purchase Agreement with ZP Holdings, Inc. pursuant to which we issued and sold 10,016,973 shares of Common Stock (the “Shares”) to ZP Holdings, Inc. As a result of our issuance and sale of the Shares to ZP Holdings, Inc., a change in control of the Company occurred and ZP Holdings, Inc. became the owner of 99.9% of our outstanding Common Stock. However, as a result of the change in control on October 31, 2013, we appointed new officers and directors and have a new business plan. Our current business plan is to seek to identify a privately held operating company desiring to become a publicly held company by merging with us through a reverse merger or acquisition. We are a shell company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) and a development stage company. As a shell company, we have no operations and assets. Although we have no operations and assets, we believe our current reporting status under the Exchange Act, as well as our stockholder base, make us an attractive merger or acquisition candidate to a privately held company seeking to become publicly quoted.

Results of Operations

For the year ended December 31, 2013 compared to the year ended December 31, 2012

	Years Ended December 31,		Period from September 11, 2014 (Inception) To December 31,
	2013	2012	2013
Revenue	$-	$-	$-
Cost of goods sold	-	-	-

Operating expenses:
General and administrative	15,255	47,408	63,380
Total operating expenses	15,255	47,408	63,380

Operating loss	(15,255)	(47,408)	(63,380)

Net loss	$(15,255)	$(47,408)	$(63,380)

Revenue

For the fiscal years ended December 31, 2013 and December 31, 2012, and since our inception, we have not generated any revenues. We do not plan on generating any revenues before we merge with a privately-held operating company desiring to become a publicly-held company. After a successful merger transaction we do not know when, or if, we will generate revenue as that will be in the control of the private company that merges with us.

Operating expenses

During the fiscal years ended December 31, 2013 and December 31, 2012, our operating expenses were $15,255 and $47,406, respectively, with all of our operating expenses being general and administrative expenses. We anticipate our operating expenses will be approximately $20,000-$25,000 per year until such time as we successfully merge with a private company.

Net loss

Net loss for the fiscal years ended December 31, 2013 and December 31, 2012, totaled $15,255 and $47,408, respectively, relating entirely of our operating expenses for both years. We will continue to operate at a net loss until we merge with a privately-held operating company desiring to become a publicly-held company. After a successful merger transaction we do not know when, or if, we will operate at a net profit as that will be in the control of the private company that merges with us. We anticipate our net loss will primarily consist of our operating expenses until such time as we successfully merge with a private company.

Liquidity and Capital Resources for Years ended December 31, 2013 and 2012

Introduction

During the years ended December 31, 2013 and 2012, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2013 was $0 and our monthly cash flow burn rate is minimal due to our lack of operations. Our current cash needs are being satisfied by ZP Holdings, Inc., our majority shareholder. We do not believe we will be able to satisfy our cash needs internally until we consummate a merger transaction with a private company, and even then there is no assurance we will be able to do so.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2013 compared to December 31, 2012, respectively, are as follows:

	December 31, 2013	December 31, 2012	Change

Cash	$-	$15,367	$(15,367)
Total Current Assets	-	15,367	(15,367)
Total Assets	-	15,367	(15,367)
Total Current Liabilities	4,051	6,900	(2,849)
Total Liabilities	$4,051	$6,900	$(2,849)

Assets and Liabilities

We had no assets as of December 31, 2013. We had liabilities totaling $4,051 as of December 31, 2013, which consisted of $2,051 in accounts payable and accrued expenses and $2,000 in related party payables.

Stockholders’ Deficit

Stockholders’ deficit was ($4,051) as of December 31, 2013. Stockholder’s deficit consisted primarily of shares issued to founders and recorded as compensation in the amount of $1,003, shares issued for fundraising totaling $58,326, offset primarily by the deficit accumulated during the development stage of $63,380 at December 31, 2013.

Sources and Uses of Cash

Overall, we had a decrease in cash flows of $15,357 in the fiscal year ending December 31, 2013 resulting from cash provided by financing activities of $2,737, offset completely by cash used in operating activities of $18,104.

Cash Flows from Operating Activities – For the fiscal year ending December 31, 2013, our net cash used in operations was $18,104 compared to net cash used in operations of $40,805 for the fiscal year ending December 31, 2012. Net cash used in operations was primarily due to a net loss of $15,255 for fiscal year ending December 31, 2013 and accounts payable and accrued liabilities of $4,849, offset by $2,000 in related party payables.

Cash Flows from Investing Activities – We did not have any cash flows from investing activities during the fiscal years ended December 31, 2013 or 2012.

Cash Flows from Financing Activities – Net cash flows provided by financing activities in the fiscal year ending December 31, 2013 was $2,737, compared to net cash provided by financing activities of $36,192 in the same period in 2012. The net cash provided by financing activities in 2013 was due to proceeds from the sale of common stock of $365,000 and additional investment through settlement of obligations of $2,737, offset by a dividend paid to our shareholders of $365,000.

Development Stage Company

We are a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. We are still devoting substantially all of our efforts on establishing the business. All losses accumulated since inception have been considered as part of our development stage activities.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for our fiscal year ended December 31, 2013 regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to locate a private company to merge with and our ability to successfully borrow money from our primary shareholder, ZP Holdings, Inc.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013:

	2014	2015	2016	2017	2018	Total
Debt obligations (including Interest)	$0	$0	$0	$0	$0	$0
Service contracts	$0	$0	$0	$0	$0	$0
Operating leases	$0	$0	$0	$0	$0	$0
	$0	$0	$0	$0	$0	$0

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies and Estimates

Cash and Cash Equivalents

The Company considers all cash on hand, checking account not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Fair Value of Financial Instruments

The carrying amount of financial instruments consisting of cash, accounts payable, accrued expenses, and related parties payable included in the Company’s financial statements are reasonable estimates of fair value due to their short maturities.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, which requires that the Company recognize deferred tax liabilities and deferred tax assets based on the differences between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax asset will be realized. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax assets. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company's financial position or results of operations upon adoption.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items required to be reported under this Item.

ITEM 9A – CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officer has concluded that as of December 31, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b) Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that resources may become severely limited.

Under the supervision and with the participation of our principal executive and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2013, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The primary factors contributing to the material weaknesses were as follows:

•
We did not maintain sufficient segregation of duties within the accounting function due to our size and nature of operations. Management concluded that the failure to have segregation of duties could result in a material misstatement in our financial results.

•	We did not have adequate policies and procedures in place to ensure the timely, effective review of estimates, assumptions and account reconciliations and analysis.
•	We did not have adequate policies and procedures in place to ensure and maintain effective disclosure controls.

Each of these factors resulted in a material weakness in our financial statement close process and disclosure procedure and a determination that such process and procedure were not adequately designed, documented and executed to support the accurate and timely reporting of our financial results.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

(c) Remediation of Material Weaknesses

With the oversight of our principal executive and principal financial officer, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the development and implementation of formal policies, improved processes and documented procedures.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Annual Report fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

(d) Changes in Internal Control over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers, the principal offices and positions with the Company held by each person as of December 31, 2013. At the time immediately prior to the closing of the transactions under the Stock Purchase Agreement with ZP Holdings, the number of members of our Board of Directors was fixed at two. Effective upon, and as a condition of, the closing of the transactions under the Stock Purchase Agreement with ZP Holdings on October 31, 2013, Elka Yaron and Aharon Shnitzer resigned as members of our Board of Directors and the individuals identified in the table below were appointed to our Board of Directors. In addition, effective upon, and as a condition of, the closing of the transactions under the Stock Purchase Agreement with ZP Holdings on October 31, 2013, Elka Yaron and Aharon Shnitzer resigned as officers of the Company and the individuals identified in the table below were appointed as officers of the Company. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Vikram Lamba	48	Chief Executive Officer, President, Treasurer and Director

Christopher Krueger	45	Chief Business Officer and Secretary

Bruce Steel	47	Director

M. James Barrett	71	Director

Kleanthis Xanthopoulos	55	Director

Peter Daddona	68	Director

John Richard1	56	Director

1 John Richard has resigned from our Board of Directors effective March 31, 2014

On September 17, 2013, our Board of Directors and the requisite number of our stockholders, acting by written consent in lieu of a meeting, approved an amendment to our certificate of incorporation creating a classified board of directors. Effective October 21, 2013, our Board of Directors was divided into three classes designated as Class I, Class II and Class III, respectively, with each class serving staggered three-year terms. Directors were assigned to each class in accordance with a resolution adopted by the Board of Directors. At the first annual meeting of stockholders following the initial classification of the Board of Directors, the term of office of the Class I directors will expire and Class I directors will be elected for a full term of three years. At the second annual meeting of stockholders following the initial classification, the term of office of the Class II directors will expire and Class II directors will be elected for a full term of three years. At the third annual meeting of stockholders following the initial classification, the term of office of the Class III directors will expire and Class III directors will be elected for a full term of three years. At each succeeding annual meeting of stockholders, directors will be elected for a full term of three years to succeed the directors of the class whose term expires at such annual meeting. In any event, each director serves until his or her successor has been duly elected and qualified, or until the director’s earlier death, resignation or removal. The text of the classified board amendment can be found in Article V, Section A.2 of our Amended and Restated Certificate of Incorporation, as amended, attached as Exhibit 3.1 to this Annual Report on Form 10-K. At its first meeting after each annual meeting of stockholders, our Board of Directors will appoint the Company’s officers. In any event, each executive officer serves until his or her successor has been duly appointed and qualified, or until such officer’s earlier death, resignation or removal.

We do not currently intend to hold an annual meeting of stockholders until after we consummate a business transaction, and thus may not be in compliance with Section 211(b) of the General Corporation Law of the State of Delaware. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business transaction, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the General Corporation Law of the State of Delaware.

To our knowledge, no family relationships exist between any of our current directors or executive officers. To our knowledge, no director or executive officer of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past ten years. To our knowledge, no promoter or control person of the Company has been involved in any legal proceeding listed in paragraphs (1) through (6) of Item 401(f) of Regulation S-K in the past five years. The following is a brief description of the business experience of our current directors and executive officers:

Vikram Lamba

Mr. Lamba has served as our President and Chief Executive Officer and as a director since the closing of the transactions under the Stock Purchase Agreement with ZP Holdings on October 31, 2013. Mr. Lamba has also served in such capacities at ZP Holdings since its inception in January 2012. Mr. Lamba served as Chief Financial Officer of Zosano Pharma, Inc. until April 2012 when the business was recapitalized and became a wholly owned subsidiary of ZP Holdings. Before that, Mr. Lamba served as Chief Financial Officer and Chief Business Officer of Predictive Biosciences, Inc. from July 2008 until he joined Zosano Pharma, Inc. in 2011. Prior to that, he served as Vice President of Corporate Development at Advanced Medical Optics, Inc. Mr. Lamba served as Vice President for Finance and Chief Financial Officer of GeneOhm Sciences, Inc. and has over 16 years of global experience in various positions with Burmah Castrol PLC and Bayer AG. He served for Castrol in Sales & Marketing and Business Development in India and Singapore for eight years. Mr. Lamba has an undergraduate degree in Mechanical Engineering and received an M.B.A. from the Asian Institute of Management and was an exchange student at The Wharton School of the University of Pennsylvania. We believe that Mr. Lamba’s extensive knowledge and his experience in corporate management qualify him to serve as a member of our Board of Directors.

Christopher Krueger

Mr. Krueger has served as our Chief Business Officer since the closing of the transactions under the Stock Purchase Agreement with ZP Holdings on October 31, 2013. Mr. Krueger has also served in such capacity at ZP Holdings and Zosano Pharma, Inc. since February 2013. Prior to joining Zosano Pharma, Inc., Mr. Krueger served as an independent consultant, providing operational guidance to small biotech companies in corporate strategy, financing and partnership opportunities. From 2007 to 2010, he served as Senior Vice President and Chief Business Officer at Ardea Biosciences, Inc., a biopharmaceutical company focused on novel treatments for gout, cancer and HIV. Earlier in his career, Mr. Krueger was a corporate lawyer at Cooley LLP. Mr. Kruger holds a J.D. and M.B.A. from the University of Southern California and a B.A. in Economics from the University of California at San Diego.

Bruce Steel

Mr. Steel has served as a member of our Board of Directors since the closing of the transactions under the Stock Purchase Agreement with ZP Holdings on October 31, 2013. He is currently the Managing Director of BioMed Ventures, the strategic investment arm of BioMed Realty Trust, and serves as a member of the Board of Directors of ZP Holdings. Previously, Mr. Steel served as the Chief Executive Officer of Rincon Pharmaceuticals, Inc. and, between 2008 and 2010, as the Chief Business Officer of Anaphore, Inc. Mr. Steel received his Bachelor of Arts from Dartmouth College and his M.B.A. from the Marshall School of Business at the University of Southern California. He also holds the designation of Chartered Financial Analyst. We believe that Mr. Steel’s executive and board level experience at various companies qualify him to serve as a member of our Board of Directors.

M. James Barrett

Mr. Barrett has served as a member of our Board of Directors since the closing of the transactions under the Stock Purchase Agreement with ZP Holdings on October 31, 2013. Mr. Barrett is a General Partner with New Enterprise Associates, Inc., where has served in that role since 2001. In addition to our Board of Directors, Mr. Barrett currently serves as a member of the Board of Directors of ZP Holdings, Amicus Therapeutics, Inc., Blend Biosciences, Inc., Cardioxyl Pharmaceuticals, Inc., Clovis Oncology, Inc., Galera Therapeutics, Inc., GlycoMimetics, Inc., PhaseBio Pharmaceuticals, Inc., Psaydon Pharmaceuticals, Roka Bioscience, Inc., Sensors for Medicine and Science, Inc., Supernus Pharmaceuticals, Inc. He formerly served on various other boards of directors, including at Targacept, Inc., CoGenesys, Inc., Iomai Corporation, MedImmune, LLC, PHarmion Corporation, and Inhibitex, Inc. Mr. Barrett received a Ph.D. in Biochemistry at the University of Tennessee, his M.B.A. from the University of Santa Clara, and a B.S. in Chemistry from Boston College. We believe that Mr. Barrett’s extensive experience serving on boards of directors of both public and private companies and his deep business experience qualify him to serve as a member of our Board of Directors.

Kleanthis Xanthopoulos

Dr. Xanthopoulos has served as a member of our Board of Directors since the closing of the transactions under the Stock Purchase Agreement with ZP Holdings on October 31, 2013. Dr. Xanthopoulos is the President and Chief Executive Officer of Regulus Therapeutics Inc., having joined Regulus around its formation in 2007. He is also currently a member of the Board of Directors of ZP Holdings, Biotechnology Industry Organization (BIO), Sente Inc., Apricus Bioscience, Inc. and a member of the executive board of BIOCOM, and was a member of the Board of Directors of Anadys Pharmaceuticals until 2011. Prior to joining Regulus, he was a managing director of Enterprise Partners Venture Capital. An Onassis Foundation scholar, Dr. Xanthopoulos received his B.Sc. in Biology with honors from Aristotle University of Thessaloniki, Greece, and received both his M.Sc. in Microbiology and Ph.D. in Molecular Biology from the University of Stockholm, Sweden. We believe that Dr. Xanthopoulos’ senior executive experience managing and developing a publicly traded company qualifies him to serve as a member of our Board of Directors.

Peter Daddona

Dr. Daddona has served as a member of our Board of Directors since the closing of the transactions under the Stock Purchase Agreement with ZP Holdings on October 31, 2013. Dr. Daddona has been a director of ZP Holdings since its inception in January 2012, and has been Chief Scientific Officer of Zosano Pharma, Inc. since July 31, 2006. Dr. Daddona founded Zosano Pharma, Inc. in 2006 as a spin-off of Johnson & Johnson. Dr. Daddona earned his Ph.D. from the University of Connecticut and completed post-doctoral training at Duke University. We believe that Dr. Daddona’s experience as a director of ZP Holdings qualifies him to serve as a member of our Board of Directors.

John Richard

Mr. Richard has served as a member of our Board of Directors since the closing of the transactions under the Stock Purchase Agreement with ZP Holdings on October 31, 2013. Mr. Richard is a consultant who provides advice on various transactions as well as interim management to biotechnology companies, and is a member of the Board of Directors of ZP Holdings. He is currently a Partner of Georgia Venture Partners in Atlanta, Georgia, a position he has held since 2005, and an Operating Partner at Phase4 Partners in London, a position he has held since 2008. He is a Manager of two affiliates of Georgia Venture Partners and became a Director of Phase4 Partners Ltd. in 2011. Mr. Richard received his M.B.A. from Harvard Business School and his B.S. from Stanford University. We believe that Mr. Richard’s extensive business development experience qualifies him to serve as a member of our Board of Directors. Mr. John Richard has resigned from our Board of Directors and the Board of Directors of ZP Holdings, effective March 31, 2014.

Historical Compensation of Directors

Other than as set forth herein no compensation has been given to any of the directors, although they may be reimbursed for any pre-approved out-of-pocket expenses.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Not applicable.

Board Meetings and Committees

During 2013 and 2012, the Board of Directors met as circumstances required and took written action on several other occasions. All the members of the Board attended the meetings and all written actions were by unanimous consent.

Code of Ethics

We have not adopted a written code of ethics, because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy. Additionally, due to the fact we only have only two part-time employees, adopting a code of ethics is unnecessary at this time.

Audit Committee

We do not currently have an audit committee.

Compensation Committee

We do not currently have a compensation committee.

ITEM 11 – EXECUTIVE COMPENSATION

No plan or non-plan compensation has been awarded to, earned by or paid to any of our officers or directors during the fiscal year ended December 31, 2013, or during any period from inception through December 31, 2013. In future periods, subsequent to the consummation of a business combination transaction, we anticipate we will pay compensation to our officer(s) and/or director(s).

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of December 31, 2013, there were no employment or other contracts or arrangements with officers or directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 21, 2014, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock

Title of Class	Name and Address of Beneficial Owner (2)	Nature of Beneficial Ownership	Amount	Percent of Class (1)	Percent of Total Voting Control of Company

Common Stock	Vikram Lamba (3)	Chief Executive Officer, President, Treasurer and Director	0	0%	0%

Common Stock	Christopher Krueger (3)	Chief Business Officer and Secretary	0	0%	0%

Common Stock	Bruce Steel (3)	Director	0	0%	0%

Common Stock	M. James Barrett (3)	Director	0	0%	0%

Common Stock	Kleanthis Xanthopoulos (3)	Director	0	0%	0%

Common Stock	Peter Daddona (3)	Director	0	0%	0%

Common Stock	John Richard (3)(4)	Director	0	0%	0%

Common Stock	ZP Holdings, Inc. (5) 34790 Ardentech Court Fremont, CA 94555	5% Shareholder	10,016,973	99.9%	99.9%

Common Stock	All Directors and Officers		0	0%	0%
	As a Group (7 persons)

(1)
Based on 10,027,000 shares outstanding as of March 21, 2014. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is c/o Zosano, Inc., 34790 Ardentech Court, Fremont, CA 94555.
(3)	Indicates an officer and/or director of the Company
(4)	John Richard has resigned from our Board of Directors effective March 31, 2014.
(5)
ZP Holdings, Inc. is controlled by New Enterprise Associates 12, Limited Partnership and BMV Direct SOTRS LP. One of our directors, M. James Barrett, has an interest in New Enterprise Associates 12, Limited Partnership, but not a controlling interest. One of our directors, Bruce Steel, is a limited partner with a variable economic interest in BMV Direct SOTRS LP. Mr. Lamba, Mr. Krueger, and Mr. Daddona are officers of ZP Holdings, Inc. Mr. Lamba, Mr. Daddona, Mr. Steel, Mr. Barrett, Mr. Xanthopoulos, and Mr. Richard are directors of ZP Holdings, Inc.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock issued or outstanding.

Change of Control Transaction

On October 31, 2013, we entered into a Stock Purchase Agreement with ZP Holdings, Inc. pursuant to which we issued and sold 10,016,973 shares of Common Stock (the “Shares”) to ZP Holdings, Inc. As a result of our issuance and sale of the Shares to ZP Holdings, Inc., a change in control of the Company occurred and ZP Holdings, Inc. became the owner of 99.9% of our outstanding common stock.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The individuals who were appointed as our directors and executive officers effective upon the closing of the transactions under the Stock Purchase Agreement with ZP Holdings – Bruce Steel, M. James Barrett, John Richard, Kleanthis Xanthopoulos, Peter Daddona, Vikram Lamba and Christopher Krueger – may be deemed to have had indirect material interests in the Company’s sale and issuance of the Shares to ZP Holdings for consideration of $365,000 pursuant to the Stock Purchase Agreement, as a result of their ownership of shares (or options to acquire shares) of common stock of ZP Holdings or their affiliations with stockholders of ZP Holdings:

•
Bruce Steel is a limited partner with a variable economic interest in each of two limited partnerships that own outstanding common stock of ZP Holdings, which entitles Mr. Steel to a percentage of certain distributions of each of these limited partnerships. Mr. Steel does not have voting or dispositive control with respect to the securities held by either of these limited partnerships. Mr. Steel is also a director of ZP Holdings.

•
M. James Barrett is one of seven Managers of a limited liability company that is the sole general partner of a limited partnership that is the sole general partner of a limited partnership that owns outstanding common stock of ZP Holdings. Dr. Barrett disclaims beneficial ownership in these shares except to the extent of his pecuniary interest therein, if any. Dr. Barrett also owns shares of common stock of ZP Holdings and is a director of ZP Holdings.

•
John Richard is an operating partner and non-executive director of an entity that is both (i) the manager of a limited partnership that owns outstanding common stock of ZP Holdings and (ii) the sole shareholder of an entity that is the general partner of the limited partnership that owns outstanding common stock of ZP Holdings. Mr. Richard disclaims beneficial ownership in these shares except to the extent of his pecuniary interest therein, if any. Mr. Richard also owns shares of, and holds an option to acquire shares of, common stock of ZP Holdings and was a director of ZP Holdings until March 31, 2014.

•
Each of Peter Daddona and Vikram Lamba owns shares of common stock of ZP Holdings and holds an option to acquire shares of common stock of ZP Holdings. Each of Peter Daddona and Vikram Lamba is also an executive officer and a director of ZP Holdings.

•
Each of Kleanthis Xanthopoulos and Christopher Krueger holds an option to acquire shares of common stock of ZP Holdings. Dr. Xanthopoulos is a director of ZP Holdings and Christopher Krueger is an executive officer of ZP Holdings.

The following is a description of arrangements between us, our promoters and those acquiring control of us pursuant to the stock purchase agreement with ZP Holdings, Inc. We were incorporated in Delaware in September 2011 as Eco Planet Corp. In connection with our incorporation, Ms. Elka Yaron was appointed the sole director of Eco Planet Corp., and in such capacity Ms. Yaron (i) appointed herself as President and Treasurer of Eco Planet Corp. and (ii) appointed Mr. Aharon Shnitzer as Secretary and as a director of Eco Planet Corp. On September 21, 2011, Eco Planet Corp. issued 1,200,000 shares of Common Stock to Ms. Yaron and 500,000 shares of Common Stock to Mr. Shnitzer, in exchange for an aggregate payment of $20,400 (or $0.012 per share). The foregoing numbers of shares of Common Stock and the price per share have not been adjusted to reflect the reverse stock split of the Common Stock described in the immediately following paragraph.

On October 21, 2013, we effected a 1-for-200 reverse stock split of our Common Stock (the “Reverse Split”) and changed our name to “Zosano, Inc.” As a result of our issuance and sale of the shares to ZP Holdings, Inc. pursuant to a stock purchase agreement, ZP Holdings, Inc. became the owner of 99.9% of our outstanding Common Stock. In connection with the closing of the transactions under the Purchase Agreement, we declared a cash dividend on our common stock, payable to the stockholders of record as of immediately prior to the closing. This special dividend consisted of an aggregate of $365,000 less the amount equal to all of our liabilities as they existed at the closing of the transactions under the stock purchase agreement.

As a result of the stock purchase agreement transaction, we currently have six directors serving on our Board of Directors, but Mr. Richard has tendered his resignation effective March 31, 2014. Our securities are not listed on any national securities exchange and therefore we are not subject to any director independence standards. Using the definition of independence set forth in the rules of the NASDAQ Stock Market, our Board of Directors has determined that Kleanthis Xanthopoulos is independent, and Vikram Lamba, Peter Daddona, John Richard, Bruce Steel, and M. James Barrett are not independent. In making that determination, the Board of Directors considered the relationships that each such person has with our Company and all other facts and circumstances that the board considered relevant, including the ownership of our Common Stock.

We do not have a written policy concerning the review, approval, or ratification of transactions with related persons.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed for each of the fiscal years ended December 31, 2013 and 2012 for: (i) professional services rendered by our principal accountant for the independent audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not included in the professional services described in clause (i) above; (iii) professional services rendered by the principal accountant for tax compliance, tax advice and tax planning; and (iv) products and services provided by the principal accountant that are not included in the services described in clauses (i) through (iii) above. For the fiscal years ended December 31, 2013 and 2012, our principal accountant was Weinberg & Baer LLC.

	Fiscal Year Ended December 31,
	2013	2012
Audit Fees	$4,500	$4,500
Audit-Related Fees	$6,000	$6,000
Tax Fees	$600	$250
All Other Fees	$0	$0

All of the fees described above for the years ended December 31, 2013 and 2012, were approved by the entire Board of Directors.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation of Zosano, Inc. filed with the Secretary of State of the State of Delaware on September 24, 2013

3.2 (1)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zosano, Inc. filed with the Secretary of State of the State of Delaware on October 1, 2013

3.3 (1)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zosano, Inc. filed with the Secretary of State of the State of Delaware on October 11, 2013

3.4 (1)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zosano, Inc. filed with the Secretary of State of the State of Delaware on October 17, 2013

3.5 (2)	Bylaws of Zosano, Inc.

10.1 (1)	Stock Purchase Agreement dated as of October 31, 2013 by and between Zosano, Inc. and ZP Holdings, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (Principal Financial Officer)

32.1*	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Treasurer (Principal Financial Officer) Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 6, 2013.
(2)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on January 23, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zosano, Inc.

Dated: March 31, 2014	By:	/s/ Vikram Lamba
Vikram Lamba
Chief Executive Officer, President and Treasurer (Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2014	By:	/s/ Vikram Lamba
Vikram Lamba
Chief Executive Officer, President and Treasurer (Principal Executive Officer and Principal Financial Officer) and Director

Dated: March 31, 2014	By:	/s/ Christopher Krueger
Christopher Krueger
Chief Business Officer and Secretary

Dated: March 31, 2014	By:	/s/ Bruce Steel
Bruce Steel
Director

Dated: March 31, 2014	By:	/s/ M. James Barrett
M. James Barrett
Director

Dated: March 31, 2014	By:	/s/ Kleanthis Xanthopoulos
Kleanthis Xanthopoulos
Director

Dated: March 31, 2014	By:	/s/ Peter Daddona
Peter Daddona
Director

ZOSANO, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Zosano, Inc.

We have audited the accompanying balance sheets of Zosano, Inc. (a Delaware corporation in the development stage) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012 and from inception (September 14, 2011) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zosano, Inc.as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 and from inception (September 14, 2011) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2013, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC
Baltimore, Maryland
March 21, 2014

ZOSANO, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF DECEMBER 31, 2013 AND DECEMBER 31, 2012

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$-	$15,367
Total current assets	-	15,367

Total assets	$-	$15,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,051	$6,900
Related parties payable	2,000	-
Total current liabilities	4,051	6,900

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized as of December 31, 2013 and 2012; none issued and outstanding as of December 31, 2013 and 2012	-	-
Common stock, par value $0.0001 per share, 195,000,000 and 150,000,000 shares authorized as of December 31, 2013 and 2012, respectively; 10,027,000 and 10,027 shares issued and outstanding as of December 31, 2013 and 2012, respectively	1,003	1
Additional paid-in capital	58,326	56,591
Deficit accumulated during development stage	(63,380)	(48,125)
Total stockholders' equity	(4,051)	8,467

Total liabilities and stockholders' equity	$-	$15,367

The accompanying notes are an integral part of these financial statements.

ZOSANO, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 14, 2011)
THROUGH DECEMBER 31, 2013

			Cumulative
	Year Ended December 31,		From
	2013	2012	Inception
Operating expense:
General and administrative	$15,255	$47,408	$63,380
Total operating expense	15,255	47,408	63,380
Loss from operations	(15,255)	(47,408)	(63,380)
Net loss	$(15,255)	$(47,408)	$(63,380)

Comprehensive loss	$(15,255)	$(47,408)	$(63,380)

Net loss per common share - basic and diluted	$(0.01)	$(5.04)
Weighted average number of common shares outstanding - basic and diluted	1,711,540	9,398

The accompanying notes are an integral part of these financial statements.

ZOSANO, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 14, 2011)
THROUGH DECEMBER 31, 2013

				Deficit
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals
Balance at inception	-	$-	$-	$-	$-
Common stock issued for cash at $0.012 per share	8,503	1	20,399		20,400
Net loss				(717)	(717)
Balance - December 31, 2011	8,503	1	20,399	(717)	19,683
Common stock issued for cash at $0.15 per share	1,524	-	36,192		36,192
Net loss				(47,408)	(47,408)
Balance - December 31, 2012	10,027	1	56,591	(48,125)	8,467
Common stock issued for an aggregate cash purchase price of $365,000	10,016,973	1,002	363,998		365,000
Dividend declared and paid			(365,000)		(365,000)
Settlement of pre-acquisition obligations by investors for cash			2,737		2,737
Net loss				(15,255)	(15,255)
Balance - December 31, 2013	10,027,000	$1,003	$58,326	$(63,380)	$(4,051)

The accompanying notes are an integral part of these financial statements.

ZOSANO, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 14, 2011)
THROUGH DECEMBER 31, 2013

			Cumulative
	Year Ended December 31,		From
	2013	2012	Inception
Operating activities:
Net loss	$(15,255)	$(47,408)	$(63,380)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred offering costs	-	4,500	-
Accounts payable and accrued liabilities	(4,849)	2,103	2,051
Related parties payable	2,000	-	2,000
Net cash used in operating activities	(18,104)	(40,805)	(59,329)

Investing activities:
Cash provided by investing activities	-	-	-
Net cash provided by investing activities	-	-	-

Financing activities:
Proceeds from issuance of common stock	365,000	36,192	421,592
Dividend paid to investors	(365,000)	-	(365,000)
Additional investment through settlement of obligations	2,737		2,737
Net cash provided by financing activities	2,737	36,192	59,329

Net (decrease) increase in cash	(15,367)	(4,613)	-
Cash - beginning of period	15,367	19,980	-
Cash - end of period	$-	$15,367	$-

Supplemental disclosure:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ZOSANO, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations

Zosano, Inc. (the Company) is in the development stage and has limited operations. The Company was incorporated under the laws of the State of Delaware on September 14, 2011.

Acquisition by ZP Holdings

On October 31, 2013, the Company entered into a Stock Purchase Agreement (the Purchase Agreement) with ZP Holdings, Inc., a Delaware corporation (ZP Holdings), pursuant to which the Company issued and sold to ZP Holdings 10,016,973 shares of the Company common stock, $0.0001 par value, for an aggregate cash purchase price of $365,000.

Neither the Company nor its affiliates has any material relationship with ZP Holdings, other than in respect of the Purchase Agreement and related transactions. There were no underwriters, and no underwriting discounts or commissions related to this transaction.

The issuance and sale of the shares to ZP Holdings pursuant to the Purchase Agreement was deemed to be exempt from registration under the Securities Act of 1933 as a transaction by an issuer not involving any public offering. ZP Holdings represented and warranted in the Purchase Agreement that it is an accredited investor as defined in Rule 501(a) of Regulation D, and the Company reasonably believed immediately prior to the closing of the change in control transaction that ZP Holdings was an accredited investor.

As a result of the issuance and sale of the Company’s common stock to ZP Holdings pursuant to the Purchase Agreement, a change in control of the Company occurred (in which ZP Holdings acquired control of the Company). Immediately following the change in control transaction, 10,027,000 shares of our Common Stock were issued and outstanding. The 10,016,973 shares of common stock issued and sold to ZP Holdings pursuant to the Purchase Agreement represent approximately 99.9% of the Company’s issued and outstanding common stock. ZP Holdings used its available cash to fund its purchase price, and assumed control of the Company from Elka Yaron, one of the Company’s founders, who prior to the change in control transaction held approximately 60% of the Company’s issued and outstanding common stock.

Individuals designated by ZP Holdings were elected to the Board of Directors and as officers of the Company effective upon the closing of this change in control transaction.

Basis of Presentation and Use of Estimates

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Certain other expense balances on the statements of operations and comprehensive income (loss) have been reclassified to conform to the current period presentation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all cash on hand, checking account not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue

The Company is in the development stage and has yet to generate revenue from operations.

Net Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended December 31, 2013 and 2012.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, which requires that the Company recognize deferred tax liabilities and deferred tax assets based on the differences between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax asset will be realized. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax assets. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

According to FASB ASC 820, Fair Value Measurements and Disclosures, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Guidance under ACS 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amount of financial instruments consisting of cash, accounts payable, accrued expenses, and related parties payable included in the Company’s financial statements are reasonable estimates of fair value due to their short maturities.

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

2. Development Stage Activities and Going Concern

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2013, the cash resources of the Company were insufficient to continue to conduct its normal business operations. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. General and Administrative Expenses

Since inception, the Company has been engaged in developmental stage activities related to the setup and formation of the company. The following summarizes the type of expenses incurred:

			Cumulative
	Year Ended December 31,		From
	2013	2012	Inception
General and administrative expense:
Professional fees	$10,645	$33,689	$44,334
Consulting fees	-	3,350	3,350
SEC Filing fees	3,310	7,875	11,482
Franchise tax expense	925	400	1,325
Travel	-	1,207	1,207
Other	375	887	1,682
Total general and administrative expense	$15,255	$47,408	$63,380

4. Stockholders’ Equity

Preferred Stock

In September 2013, the Company adopted an amended and restated certificate of incorporation by which the Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. As of December 31, 2013, there were no shares of preferred stock issued or outstanding.

Common Stock, Stock Split and Dividend

At inception, the Company adopted a certificate of incorporation by which the Company is authorized to issue 150,000,000 shares of common stock with a $0.0001 par value. In September 2011, the Company issued 1,700,000 shares of common stock to its directors of the Company at a price of $0.012 per share, for a $20,400 subscription receivable. Payments of the subscription were fully received in December 2011.

In January 2012, the Company commenced a capital formation activity by filing a Registration Statement on Form S-1 to register and sell in a self-directed offering 800,000 shares of newly issued common stock at an offering price of $0.15 per share for proceeds of up to $120,000. On May 31, 2012, the Company completed the offering and issued 304,613 shares of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $45,661. Offering costs of $9,500 related to this capital formation activity were charged against the capital raised.

In September 2013, the Company adopted an amended and restated certificate of incorporation by which the Company is authorized to issue 195,000,000 shares of common stock with a $0.0001 par value, which amended and restated certificate of incorporation went effective on October 21, 2013. As of December 31, 2013, 10,027,000 shares of common stock were issued and outstanding.

In anticipation of the acquisition of the Company’s common stock by ZP Holdings and on October 21, 2013, the Company completed a 1-for-200 reverse stock split. As a result, existing stockholders held an aggregate of 10,027 shares on a post-split basis. All share and per share amounts have been retroactively restated for the effect of this split.

On October 31, 2013, the Company issued 10,016,973 shares of common stock to ZP Holdings, Inc. in exchange for an aggregate cash purchase price of $365,000. Concurrently with the receipt of the proceeds from the sale of its common stock to ZP Holdings, Inc., the Company declared a dividend of the purchase price, minus the outstanding liabilities of the Company and certain fees and commissions owed by the Company, to its stockholders of record immediately prior to the closing of the purchase transaction.

As of December 31, 2013 and 2012, the Company did not have any dilutive securities, such as stock options, warrants, and rights, issued or outstanding.

5. Income Taxes

As of December 31, 2013, the Company had available federal income tax net operating loss carryforwards of approximately $63,380, which could be utilized to reduce taxable income in future periods. The federal income tax net operating loss carryforwards will begin to expire in 2031 unless previously utilized.

The Company is subject to taxation in the United States and, for the year ended December 31, 2013, state jurisdictions. All tax years are open and subject to examination by the United States and state tax authorities due to the carryforward of net operating losses.

The Company has not completed an analysis under Internal Revenue Service Code (IRC) Sections 382 and 383 to determine if the Company’s net operating loss carryforwards are limited due to a change in ownership.

A reconciliation of the effective income tax rate to the federal rate is as follows:

	December 31,
	2013	2012
Federal income tax rate	34.00%	34.00%
State income tax rate	5.85%	N/A
Change in valuation allowance	-39.85%	-34.00%
	0%	0%

Significant components of the Company’s deferred tax assets as of December 31, 2013 and 2012 are summarized in the table below. A valuation allowance of $20,619 and $16,363 for the years ended December 31, 2013 and 2012, respectively, has been established to offset the deferred tax assets as realization of such assets is uncertain.

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$21,549	$16,363
Total deferred tax assets	21,549	16,363
Less: Valuation allowance	(21,549)	(16,363)
Net deferred tax assets	$—	$—

The Company did not identify any material uncertain tax positions.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2013 and 2012, the Company had not recognized any interest or penalties on its balance sheets or statements of operations.

6. Related Party Transactions

On September 21, 2011, the Company issued 1,700,000 shares of common stock to its director and secretary of the Company at a price of $0.012 per share, for a $20,400 subscription receivable. Payments of the subscriptions were received on December 21, 2011.

The Company's director provided rent-free office space to the Company from inception through the completion of the acquisition by ZP Holdings, Inc. on October 31, 2013. From October 31, 2013 through December 31, 2013, the Company operates in the same facility as ZP Holdings, Inc., its parent company.

In 2013, certain of the Company’s expenses were paid by ZP Holdings, Inc. in order to continue as a going concern.