Form 10-Q
period 2014-03-31
ZOSANO, INC.
filed 2014-05-02
CIK 1537528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

(Former address, if changed since last report)

(Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2014, there were 10,027,000 shares of common stock, $0.0001 par value per share, issued and outstanding.

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

ITEM 1 Financial Statements

The unaudited consolidated financial statements of registrant for the three months ended March 31, 2014 and 2013 follow. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

ZOSANO, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014

ZOSANO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$90	$2,051
Related parties payable	26,016	2,000
Total current liabilities	26,106	4,051

Stockholders' equity (deficit):
Common stock	1,003	1,003
Additional paid-in capital	58,326	58,326
Deficit accumulated during development stage	(85,435)	(63,380)
Total stockholders' deficit	(26,106)	(4,051)

Total liabilities and stockholders' equity	$-	$-

The accompanying notes are an integral part of these financial statements.

ZOSANO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 14, 2011)
THROUGH MARCH 31, 2014

	March 31,		Cumulative From
	2014	2013	Inception
	(Unaudited)	(Unaudited)	(Unaudited)
Operating expense:
General and administrative	$22,055	$3,140	$85,435
Total operating expense	22,055	3,140	85,435
Loss from operations	(22,055)	(3,140)	(85,435)
Net loss	$(22,055)	$(3,140)	$(85,435)

Comprehensive loss	$(22,055)	$(3,140)	$(85,435)

Net loss per common share - basic and diluted	$(0.00)	$(0.31)*
Weighted average number of common shares outstanding - basic and diluted	10,027,000	10,027 *

* Post reverse stock split.

The accompanying notes are an integral part of these financial statements.

ZOSANO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 14, 2011)
THROUGH MARCH 31, 2014

	March 31,		Cumulative From
	2014	2013	Inception
	(Unaudited)	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(22,055)	$(3,140)	$(85,435)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accounts payable and accrued liabilities	(1,961)	3,095	90
Related parties payable	24,016	-	26,016
Net cash used in operating activities	-	(45)	(59,329)

Investing activities:
Cash provided by investing activities	-	-	-
Net cash provided by investing activities	-	-	-

Financing activities:
Proceeds from issuance of common stock	-	-	421,592
Dividend paid to investors	-	-	(365,000)
Additional investment through settlement of obligations	-	-	2,737
Net cash provided by financing activities	-	-	59,329

Net (decrease) increase in cash	-	(45)	-
Cash - Beginning of period	-	15,367	-
Cash - End of period	$-	$15,322	$-

Supplemental disclosure:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ZOSANO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

1. Organization

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

As a result of the issuance and sale of the Company’s common stock to ZP Holdings pursuant to the Purchase Agreement, a change in control of the Company occurred in which ZP Holdings acquired control of the Company. Immediately following the change in control transaction, 10,027,000 shares of the Company’s Common Stock were issued and outstanding. The 10,016,973 shares of common stock issued and sold to ZP Holdings pursuant to the Purchase Agreement represent approximately 99.9% of the Company’s issued and outstanding common stock.

Liquidity and Business Risks

The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2014, the cash resources of the Company were insufficient to continue to conduct its normal business operations. The Company is dependent on ZP Holdings, its majority stockholder, to continue to fund its operations in order to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. These interim condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (SEC).

Unaudited Interim Financial Information

The accompanying interim condensed financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not contain all disclosures required by U.S. GAAP. The condensed results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period.

Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

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

Fair Value Measurements

The carrying values of certain financial instruments of the Company, such as cash and cash equivalents, accounts payable and accrued liabilities, and related parties payable approximate fair value due to their relatively short maturities.

Revenue

The Company is in the development stage and has yet to generate revenue from operations.

Net Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for all periods reported.

3. General and Administrative Expenses

Since inception, the Company has been engaged in developmental stage activities related to the setup and formation of the company. The following summarizes the type of expenses incurred:

	March 31,		Cumulative From
	2014	2013	Inception
	(Unaudited)	(Unaudited)	(Unaudited)
General and administrative expense:
Professional fees	$19,800	$2,300	64,134
Consulting fees	-	-	3,350
Filing fees	965	795	12,447
Franchise tax expense	1,200	-	2,525
Travel	-	-	1,207
Other	90	45	1,772
Total general and administrative expense	$22,055	$3,140	85,435

4. Stockholders’ Equity

Preferred Stock

In September 2013, the Company adopted an amended and restated certificate of incorporation by which the Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. As of March 31, 2014, there were no shares of preferred stock issued or outstanding.

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

On October 31, 2013, the Company issued 10,016,973 shares of common stock to ZP Holdings, Inc. in exchange for an aggregate cash purchase price of $365,000. Concurrently with the receipt of the proceeds from the sale of its common stock to ZP Holdings, Inc., the Company declared a dividend of the purchase price owed by the Company, to its stockholders of record immediately prior to the closing of the purchase transaction.

The Company did not have any dilutive securities, such as stock options, warrants, and rights, issued or outstanding for all periods reported.

5. Related Party Transactions

The Company's director provided rent-free office space to the Company from inception through the completion of the acquisition by ZP Holdings, Inc. on October 31, 2013. From October 31, 2013 through March 31, 2014, the Company operates in the same facility as ZP Holdings, Inc., its parent company.

Since the acquisition by ZP Holdings, Inc., all of the Company’s expenses were paid by Zosano Pharma, Inc., a wholly owned subsidiary of ZP Holdings Inc., in order to continue as a going concern.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis of Financial Conditions and Results of Operations contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Results of Operations for Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Summary of Results of Operations

	Three Months Ended March 31,		Period from September 14, 2011 (Inception) to March 31,
	2014	2013	2014
Revenue	$-	$-	$-

Operating expenses:

General and administrative	22,055	3,140	85,435
Total operating expenses	22,055	3,140	85,435

Operating loss	(22,055)	(3,140)	(85,435)

Net (Loss)	$(22,055)	$(3,140)	$(85,435)

Revenue

For the three months ended March 31, 2014 and 2013, and since our inception, we have not generated any revenues. We do not plan on generating any revenues before we merge with a privately-held operating company desiring to become a publicly-held company. After a successful merger transaction we do not know when, or if, we will generate revenue as that will be in the control of the private company that merges with us.

Operating expenses

During the three months ended March 31, 2014 and March 31, 2013, our operating expenses were $22,055 and $3,140, respectively, with all of our operating expenses being general and administrative expenses, primarily professional fees related to us being a public company. We anticipate our operating expenses will be approximately $25,000-$35,000 per year until such time as we successfully merge with a private company.

Net loss

Net loss for the three months ended March 31, 2014 and March 31, 2013, totaled $22,055 and $3,140, respectively, relating entirely of our operating expenses for both periods. We will continue to operate at a net loss until we merge with a privately-held operating company desiring to become a publicly-held company. After a successful merger transaction we do not know when, or if, we will operate at a net profit as that will be in the control of the private company that merges with us. We anticipate our net loss will primarily consist of our operating expenses until such time as we successfully merge with a private company.

Liquidity and Capital Resources for Three Months Ended March 31, 2014 and 2013

Introduction

During the three months ended March 31, 2014 and 2013, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of March 31, 2014 was $0 and our monthly cash flow burn rate is minimal due to our lack of operations. Our current cash needs are being satisfied by ZP Holdings, Inc., our majority shareholder. We do not believe we will be able to satisfy our cash needs internally until we consummate a merger transaction with a private company, and even then there is no assurance we will be able to do so.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2014 compared to December 31, 2013, respectively, are as follows:

	March 31, 2014	December 31, 2013	Change

Cash	$-	$-	$-
Total Current Assets	-	-	-
Total Assets	-	-	-
Total Current Liabilities	26,106	4,051	22,055
Total Liabilities	$26,106	$4,051	$22,055

Assets and Liabilities

We had no assets as of March 31, 2014. We had liabilities totaling $26,106 as of March 31, 2014, which consisted of related party payable of $26,016, as a result of advances from ZP Holdings, Inc., our primary shareholder, to pay our expenses, and accounts payable and accrued expenses of $90.

Stockholders’ Deficit

Stockholders’ deficit was ($26,106) as of March 31, 2014. Stockholder’s deficit consisted primarily of shares issued to founders for $20,400, shares issued for fundraising totaling $401,192 and a capital contribution of $2,737, offset primarily by a dividend paid to stockholders in the amount of $365,000 and the deficit accumulated during the development stage of $85,435 at March 31, 2014.

Sources and Uses of Cash

Overall, we had no change in cash flows in the three months ending March 31, 2014, no net cash used in operating activities, investing activities, and financing activities.

Cash Flows from Operating Activities – For the three months ending March 31, 2014, our net cash used in operations was $0 compared to net cash used in operations of $45 for the three months ending March 31, 2013. We do not have any cash. Cash flow from operating activities represented settlement of accounts payable and accrued liabilities by ZP Holdings, Inc., our majority stockholder, on our behalf.

Cash Flows from Investing Activities – We did not have any cash flows from investing activities during the three months ended March 31, 2014 or 2013.

Cash Flows from Financing Activities – We did not have any cash flows from financing activities during the three months ended March 31, 2014 or 2013.

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

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and principal financial officer, we have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were ineffective.

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

Zosano, Inc.

Dated: May 2, 2014	By:	/s/ Vikram Lamba
Vikram Lamba
President