Form 10-Q
period 2014-06-30
ZOSANO, INC.
filed 2014-08-12
CIK 1537528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 7, 2014, there were 10,027,000 shares of common stock, $0.0001 par value per share, issued and outstanding.

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

ITEM 1 Financial Statements

The unaudited condensed financial statements of registrant for the three and six months ended June 30, 2014 and 2013 follow. The condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

ZOSANO, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

ZOSANO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,000	$2,051
Related parties payable	-	2,000
Total current liabilities	2,000	4,051

Stockholders' equity:
Common stock	1,003	1,003
Additional paid-in capital	86,012	58,326
Deficit accumulated during development stage	(89,015)	(63,380)
Total stockholders' equity	(2,000)	(4,051)

Total liabilities and stockholders' equity	$-	$-

The accompanying notes are an integral part of these financial statements.

ZOSANO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 14, 2011)
THROUGH JUNE 30, 2014

	Three Months Ended June 30,		Six Months Ended June 30,		From
	2014	2013	2014	2013	Inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expense:
General and administrative	$3,580	$4,473	$25,635	$7,613	$89,015
Total operating expense	3,580	4,473	25,635	7,613	89,015
Loss from operations	(3,580)	(4,473)	(25,635)	(7,613)	(89,015)
Net loss	$(3,580)	$(4,473)	$(25,635)	$(7,613)	$(89,015)

Comprehensive loss	$(3,580)	$(4,473)	$(25,635)	$(7,613)	$(89,015)

Net loss per common share - basic and diluted	$(0.00)	$(0.45)*	$(0.00)	$(0.76)*
Weighted average number of common shares outstanding - basic and diluted	10,027,000	10,027 *	10,027,000	10,027 *

*  Post-reverse stock split.

The accompanying notes are an integral part of these financial statements.

ZOSANO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 14, 2011)
THROUGH JUNE 30, 2014

			Cumulative
	Six Months Ended June 30,		From
	2014	2013	Inception
	(Unaudited)	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(25,635)	$(7,613)	$(89,015)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accounts payable and accrued liabilities	(51)	908	2,000
Related parties payable	(2,000)	-	-
Net cash used in operating activities	(27,686)	(6,705)	(87,015)

Investing activities:
Cash provided by investing activities	-	-	-
Net cash provided by investing activities	-	-	-

Financing activities:
Proceeds from issuance of common stock	-	-	421,592
Dividend paid to investors	-	-	(365,000)
Additional investment through settlement of obligations	27,686	-	30,423
Net cash provided by financing activities	27,686	-	87,015

Net (decrease) increase in cash	-	(6,705)	-
Cash - Beginning of period	-	15,367	-
Cash - End of period	$-	$8,662	$-

Supplemental disclosure:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ZOSANO, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

1. Organization

Nature of Operations

Zosano, Inc. (the Company) is in the development stage and has limited operations. The Company was incorporated under the laws of the State of Delaware on September 14, 2011.

Acquisition by Zosano Pharma

On October 31, 2013, the Company entered into a Stock Purchase Agreement (the Purchase Agreement) with Zosano Pharma Corporation (formerly known as ZP Holdings, Inc.), a Delaware corporation (Zosano Pharma), pursuant to which the Company issued and sold to Zosano Pharma 10,016,973 shares of the Company common stock, $0.0001 par value, for an aggregate cash purchase price of $365,000.

As a result of the issuance and sale of the Company’s common stock to Zosano Pharma pursuant to the Purchase Agreement, a change in control of the Company occurred in which Zosano Pharma acquired control of the Company. Immediately following the change in control transaction, 10,027,000 shares of the Company’s Common Stock were issued and outstanding. The 10,016,973 shares of common stock issued and sold to Zosano Pharma pursuant to the Purchase Agreement represent approximately 99.9% of the Company’s issued and outstanding common stock.

Liquidity and Business Risks

The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2014, the cash resources of the Company were insufficient to continue to conduct its normal business operations. The Company is dependent on Zosano Pharma, its majority stockholder, to pay its expenses. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to pay its expenses as they become due.

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

3. Development Stage Activities and Going Concern

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2014, the cash resources of the Company were insufficient to continue to conduct its normal business operations. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4. General and Administrative Expenses

Since inception, the Company has been engaged in developmental stage activities related to the setup and formation of the company. The following summarizes the type of expenses incurred:

	Three Months Ended June 30,		Six Months Ended June 30, 2014		Cumulative From
	2014	2013	2014	2013	Inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
General and administrative expense:
Professional fees	$2,815	$3,500	$22,615	$5,800	$66,949
Consulting fees	-	-	-	-	3,350
Filing fees	765	808	1,730	1,603	13,212
Franchise tax expense	-	-	1,200	-	2,525
Travel	-	-	-	-	1,207
Other	-	165	90	210	1,772
Total general and administrative expense	$3,580	$4,473	$25,635	7,613	$89,015

5. Stockholders’ Equity

Preferred Stock

In September 2013, the Company adopted an amended and restated certificate of incorporation by which the Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. As of June 30, 2014, there were no shares of preferred stock issued or outstanding.

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

In anticipation of the acquisition of the Company’s common stock by Zosano Pharma and on October 21, 2013, the Company completed a 1-for-200 reverse stock split. As a result, existing stockholders held an aggregate of 10,027 shares on a post-split basis. All share and per share amounts have been retroactively restated for the effect of this split.

On October 31, 2013, the Company issued 10,016,973 shares of common stock to Zosano Pharma Corporation in exchange for an aggregate cash purchase price of $365,000. Concurrently with the receipt of the proceeds from the sale of its common stock to Zosano Pharma Corporation, the Company declared a dividend of the purchase price owed by the Company, to its stockholders of record immediately prior to the closing of the purchase transaction.

The Company did not have any dilutive securities, such as stock options, warrants, and rights, issued or outstanding for all periods reported.

6. Related Party Transactions

The Company's director provided rent-free office space to the Company from inception through the completion of the acquisition by Zosano Pharma Corporation on October 31, 2013. From October 31, 2013 through June 30, 2014, the Company operates in the same facility as Zosano Pharma Corporation, its parent company.

Since the acquisition by Zosano Pharma Corporation, all of the Company’s expenses have been paid by Zosano Pharma, Inc., a wholly owned subsidiary of Zosano Pharma Corporation, which has enabled the Company to continue to pay its expenses as they become due.

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

On October 21, 2013, we effected a 1-for-200 reverse stock split of our common stock, $0.0001 par value per share (the “Common Stock”), and changed our name to “Zosano, Inc.” On October 31, 2013, we entered into a Stock Purchase Agreement with Zosano Pharma Corporation pursuant to which we issued and sold 10,016,973 shares of Common Stock (the “Shares”) to Zosano Pharma Corporation As a result of our issuance and sale of the Shares to Zosano Pharma Corporation, a change in control of the Company occurred and Zosano Pharma Corporation became the owner of 99.9% of our outstanding Common Stock. However, as a result of the change in control on October 31, 2013, we appointed new officers and directors and have a new business plan. Our current business plan is to seek to identify a privately held operating company desiring to become a publicly held company by merging with us through a reverse merger or acquisition. We are a shell company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) and a development stage company. As a shell company, we have no operations and assets. Although we have no operations and assets, we believe our current reporting status under the Exchange Act, as well as our stockholder base, make us an attractive merger or acquisition candidate to a privately held company seeking to become publicly quoted.

Results of Operations for Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Summary of Results of Operations

	Three Months Ended June 30,		Period from September 14, 2011 (Inception) to
	2014	2013	June 30, 2014

Revenue	$-	$-	$-

Operating expenses:

General and administrative	3,580	4,473	89,015
Total operating expenses	3,580	4,473	89,015

Operating loss	(3,580)	(4,473)	(89,015)

Net (Loss)	$(3,580)	$(4,473)	$(89,015)

Revenue

For the three months ended June 30, 2014 and 2013, and since our inception, we have not generated any revenues. We do not plan on generating any revenues before we merge with a privately-held operating company desiring to become a publicly-held company. After a successful merger transaction we do not know when, or if, we will generate revenue as that will be in the control of the private company that merges with us.

Operating expenses

During the three months ended June 30, 2014 and June 30, 2013, our operating expenses were $3,580 and $4,473, respectively, with all of our operating expenses being general and administrative expenses, primarily professional fees related to us being a public company. We anticipate our operating expenses will be approximately $25,000-$35,000 per year until such time as we successfully merge with a private company.

Net loss

Net loss for the three months ended June 30, 2014 and June 30, 2013, totaled $3,580 and $4,473, respectively, relating entirely to our operating expenses for both periods. We will continue to operate at a net loss until we merge with a privately-held operating company desiring to become a publicly-held company. After a successful merger transaction we do not know when, or if, we will operate at a net profit as that will be in the control of the private company that merges with us. We anticipate our net loss will primarily consist of our operating expenses until such time as we successfully merge with a private company.

Results of Operations for Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Summary of Results of Operations

	Six Months Ended June 30,		Period from September 14, 2011 (Inception) to
	2014	2013	June 30, 2014

Revenue	$-	$-	$-

Operating expenses:

General and administrative	25,635	7,613	89,015
Total operating expenses	25,635	7,613	89,015

Operating loss	(25,635)	(7,613)	(89,015)

Net (Loss)	$(25,635)	$(7,613)	$(89,015)

Revenue

For the six months ended June 30, 2014 and 2013, and since our inception, we have not generated any revenues. We do not plan on generating any revenues before we merge with a privately-held operating company desiring to become a publicly-held company. After a successful merger transaction we do not know when, or if, we will generate revenue as that will be in the control of the private company that merges with us.

Operating expenses

During the six months ended June 30, 2014 and June 30, 2013, our operating expenses were $25,635 and $7,613, respectively, with all of our operating expenses being general and administrative expenses, primarily professional fees related to us being a public company. We anticipate our operating expenses will be approximately $25,000-$35,000 per year until such time as we successfully merge with a private company.

Net loss

Net loss for the six months ended June 30, 2014 and June 30, 2013, totaled $25,635 and $7,613, respectively, relating entirely to our operating expenses for both periods. We will continue to operate at a net loss until we merge with a privately-held operating company desiring to become a publicly-held company. After a successful merger transaction we do not know when, or if, we will operate at a net profit as that will be in the control of the private company that merges with us. We anticipate our net loss will primarily consist of our operating expenses until such time as we successfully merge with a private company.

Liquidity and Capital Resources for the Six Months Ended June 30, 2014 and 2013

Introduction

During the six months ended June 30, 2014 and 2013, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of June 30, 2014 was $0 and our monthly cash flow burn rate is minimal due to our lack of operations. Our current cash needs are being satisfied by Zosano Pharma Corporation, our majority shareholder. We do not believe we will be able to satisfy our cash needs internally until we consummate a merger transaction with a private company, and even then there is no assurance we will be able to do so.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2014 compared to December 31, 2013, respectively, are as follows:

	June 30, 2014	December 31, 2013	Change

Cash	$-	$-	$-
Total Current Assets	-	-	-
Total Assets	-	-	-
Total Current Liabilities	2,000	4,051	2,051
Total Liabilities	$2,000	$4,051	$2,051

Assets and Liabilities

We had no assets as of June 30, 2014. We had liabilities totaling $2,000 as of June 30, 2014, which consisted of accounts payable and accrued expenses of $2,000.

Stockholders’ Deficit

Stockholders’ deficit was ($2,000) as of June 30, 2014. Stockholder’s deficit consisted primarily of deficit accumulated during our development stage of ($89,015), offset by common stock of $1,003 and additional paid in capital of $86,012. .

Sources and Uses of Cash

Overall, we had no change in cash in the six months ending June 30, 2014, but we did have ($27,686) of net cash used in operating activities, and $27,686 in net cash provided by financing activities.

Cash Flows from Operating Activities – For the six months ending June 30, 2014, our net cash used in operations was ($27,686) compared to net cash used in operations of ($6,705) for the six months ending June 30, 2013. As of June 30, 2014, we had no cash assets. Cash flow from operating activities consisted of our net loss of ($25,635) and adjustments to reconcile net loss to net cash provided by (used in) operating activities of ($2,000) for related parties payables and ($51) for accounts payable and accrued liabilities.

Cash Flows from Investing Activities – We did not have any cash flows from investing activities during the six months ended June 30, 2014 or 2013.

Cash Flows from Financing Activities – For the six months ended June 30, 2014, we had $27,686 in net cash provided by financing activities, compared to $0 for the six months ended June 30, 2013. Our cash flows from financing activities during the six months ended June 30, 2014 all related to additional investment through settlement of obligations.

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

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information pertaining to this Item.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and principal financial officer, we have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were ineffective.

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

Zosano, Inc.

Dated: August 12, 2014	By:	/s/ Vikram Lamba
Vikram Lamba
President