Form 10-Q
period 2014-09-30
ZOSANO, INC.
filed 2014-11-10
CIK 1537528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2014, there were 10,027,000 shares of common stock, $0.0001 par value per share, issued and outstanding.

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

ITEM 1  Financial Statements

The unaudited condensed financial statements of registrant for the three and nine months ended September 30, 2014 and 2013 follow. The condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

ZOSANO, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Condensed Financial Statements

Condensed Balance Sheets as of September 30, 2014 and December 31, 2013	5

Condensed Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2014 and 2013, and Cumulative from Inception	6

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013, and Cumulative from Inception	7

Notes to Condensed Financial Statements	8

ZOSANO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,600	$2,051
Related parties payable	-	2,000
Total current liabilities	3,600	4,051

Stockholders' deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and none issued and outstanding as of September 30, 2014 and December 31, 2013	-	-
Common stock, $0.0001 par value; 195,000,000 shares authorized and 10,027,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013	1,003	1,003
Additional paid-in capital	89,010	58,326
Deficit accumulated during development stage	(93,613)	(63,380)
Total stockholders' deficit	(3,600)	(4,051)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

ZOSANO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 14, 2011)
THROUGH SEPTEMBER 30, 2014

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative From
	2014	2013	2014	2013	Inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expense:
General and administrative	$4,598	$5,681	$30,233	$13,294	$93,613
Total operating expense	4,598	5,681	30,233	13,294	93,613
Loss from operations	(4,598)	(5,681)	(30,233)	(13,294)	(93,613)
Net loss	$(4,598)	$(5,681)	$(30,233)	$(13,294)	$(93,613)

Comprehensive loss	$(4,598)	$(5,681)	$(30,233)	$(13,294)	$(93,613)

Net loss per common share - basic and diluted	$(0.00)	$(0.57)*	$(0.00)	$(1.33)*
Weighted average number of common shares outstanding - basic and diluted	10,027,000	10,027 *	10,027,000	10,027 *

_______________

* Post-reverse stock split.

The accompanying notes are an integral part of these financial statements.

ZOSANO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 14, 2011)
THROUGH SEPTEMBER 30, 2014

	Nine Months Ended September 30,		Cumulative From
	2014	2013	Inception
	(Unaudited)	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(30,233)	$(13,294)	$(93,613)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accounts payable and accrued liabilities	1,549	2,616	3,600
Related parties payable	(2,000)	-	-
Net cash used in operating activities	(30,684)	(10,678)	(90,013)

Investing activities:
Cash provided by investing activities	-	-	-
Net cash provided by investing activities	-	-	-

Financing activities:
Proceeds from issuance of common stock	-	-	421,592
Dividend paid to investors	-	-	(365,000)
Additional investment through settlement of obligations	30,684	-	33,421
Net cash provided by financing activities	30,684	-	90,013

Net (decrease) increase in cash	-	(10,678)	-
Cash - Beginning of period	-	15,367	-
Cash - End of period	$-	$4,689	$-

The accompanying notes are an integral part of these financial statements.

ZOSANO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

Liquidity Risk and Going Concern

The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2014, the cash resources of the Company were insufficient to continue to conduct its normal business operations. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is dependent on Zosano Pharma, its majority stockholder, to pay its expenses. The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. Accordingly, the accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to pay its expenses as they become due.

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

3. General and Administrative Expenses

Since inception, the Company has been engaged in developmental stage activities related to the setup and formation of the company. The following summarizes the type of expenses incurred:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative From
	2014	2013	2014	2013	Inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
General and administrative expense:
Professional fees	$3,800	$3,400	$26,350	$9,200	70,684
Consulting fees	-	-	-	-	3,350
Filing fees	798	892	2,593	2,495	14,075
Franchise tax expense	-	1,224	1,200	1,224	2,525
Travel	-	-	-	-	1,207
Other	-	165	90	375	1,772
Total general and administrative expense	$4,598	$5,681	$30,233	$13,294	93,613

4. Stockholders’ Equity

Preferred Stock

In September 2013, the Company adopted an amended and restated certificate of incorporation by which the Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. As of September 30, 2014, there were no shares of preferred stock issued or outstanding.

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

5. Related Party Transactions

The Company's director provided rent-free office space to the Company from inception through the completion of the acquisition by Zosano Pharma Corporation on October 31, 2013. From October 31, 2013 through September 30, 2014, the Company operates in the same facility as Zosano Pharma Corporation, its parent company.

Since the acquisition by Zosano Pharma Corporation, all of the Company’s expenses have been paid by ZP Opco, Inc., a wholly owned subsidiary of Zosano Pharma Corporation, which has enabled the Company to continue to pay its expenses as they become due.

ITEM 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis of Financial Conditions and Results of Operations contain not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

On October 21, 2013, we effected a 1-for-200 reverse stock split of our common stock, $0.0001 par value per share (the “Common Stock”), and changed our name to “Zosano, Inc.” On October 31, 2013, we entered into a Stock Purchase Agreement with Zosano Pharma Corporation pursuant to which we issued and sold 10,016,973 shares of Common Stock (the “Shares”) to Zosano Pharma Corporation. As a result of our issuance and sale of the Shares to Zosano Pharma Corporation, a change in control of the Company occurred and Zosano Pharma Corporation became the owner of 99.9% of our outstanding Common Stock. However, as a result of the change in control on October 31, 2013, we appointed new officers and directors and have a new business plan. Our current business plan is to seek to identify a privately held operating company desiring to become a publicly held company by merging with us through a reverse merger or acquisition. We are a shell company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) and a development stage company. As a shell company, we have no operations and assets. Although we have no operations and assets, we believe our current reporting status under the Exchange Act, as well as our stockholder base, make us an attractive merger or acquisition candidate to a privately held company seeking to become publicly quoted.

Summary of Results of Operations

Results of Operations for Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

	Three Months Ended September 30,
	2014	2013
Revenue	$-	$-

Operating expenses:
General and administrative	4,598	5,681
Total operating expenses	4,598	5,681

Operating loss	(4,598)	(5,681)

Net (Loss)	$(4,598)	$(5,681)

Revenue

For the three months ended September 30, 2014 and 2013, we have not generated any revenues. We do not plan on generating any revenues before we merge with a privately-held operating company desiring to become a publicly-held company. After a successful merger transaction which we do not know when, or if, we will generate revenue as that will be in the control of the operating company that merges with us.

Operating expenses

During the three months ended September 30, 2014 and September 30, 2013, our operating expenses were $4,598 and $5,681, respectively, with all of our operating expenses being general and administrative expenses, primarily professional fees related to us being a public company. We anticipate our operating expenses will be approximately $30,000 to $35,000 per year until such time as we successfully merge with an operating company.

Net loss

Net loss for the three months ended September 30, 2014 and September 30, 2013, totaled $4,598 and $5,681, respectively, relating entirely to our operating expenses for both periods. Our net loss will continue to consist of our operating expenses until such time as we successfully merge with an operating company desiring to become a publicly-held company. There can be no assurance that we will be able to successfully merge with an operating company.

Results of Operations for Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

	Nine Months Ended September 30,		Period from September 14, 2011 (Inception) to September 30,
	2014	2013	2014
Revenue	$-	$-	$-

Operating expenses:
General and administrative	30,233	13,294	93,613
Total operating expenses	30,233	13,294	93,613

Operating loss	(30,233)	(13,294)	(93,613)

Net (Loss)	$(30,233)	$(13,294)	$(93,613)

Revenue

For the nine months ended September 30, 2014 and 2013, and since our inception, we have not generated any revenues. We do not plan on generating any revenues before we merge with a privately-held operating company desiring to become a publicly-held company. After a successful merger transaction which we do not know when, or if, we will generate revenue as that will be in the control of the operating company that merges with us.

Operating expenses

During the nine months ended September 30, 2014 and September 30, 2013, our operating expenses were $30,233 and $13,294, respectively, with all of our operating expenses being general and administrative expenses, primarily professional fees related to us being a public company. We anticipate our operating expenses will be approximately $30,000 to $35,000 per year until such time as we successfully merge with an operating company.

Net loss

Net loss for the nine months ended September 30, 2014 and September 30, 2013, totaled $30,233 and $13,294, respectively, relating entirely to our operating expenses for both periods. We have incurred operating losses since inception of $93,613. Our net loss will continue to consist of our operating expenses until such time as we successfully merge with an operating company desiring to become a publicly-held company. There can be no assurance that we will be able to successfully merge with an operating company.

Liquidity and Capital Resources for the Nine Months Ended September 30, 2014 and 2013

Introduction

 We have not established any source of revenues to cover our operating costs, and as such, have incurred operating losses since inception. Further, as of September 30, 2014, we have no cash on hand to conduct our normal business operations. We are dependent on Zosano Pharma Corporation, our majority stockholder, to pay any and all of our expenses. These and other factors raise substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation as a going concern. Accordingly, our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to pay our expenses as they become due. We do not believe we will be able to satisfy our cash needs until we consummate a merger transaction with an operating company, and even then there is no assurance we will be able to do so.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2014 compared to December 31, 2013, respectively, are as follows:

	September 30, 2014	December 31, 2013	Change

Cash	$-	$-	$-
Total Current Assets	-	-	-
Total Assets	-	-	-
Total Current Liabilities	3,600	4,051	(451)
Total Liabilities	$3,600	$4,051	$(451)

Assets and Liabilities

We had no assets as of September 30, 2014. We had liabilities totaling $3,600 as of September 30, 2014, which consisted of accounts payable and accrued expenses of $3,600.

Stockholders’ Deficit

Stockholders’ deficit was $3,600 as of September 30, 2014. Stockholder’s deficit consisted primarily of deficit accumulated during our development stage of 93,613, mostly offset by proceeds from issuance of common stock at par of $1,003 and additional paid in capital of $89,010.

Sources and Uses of Cash

Overall, we had no change in cash in the nine months ending September 30, 2014 with zero cash on hand. We used $30,684 of net cash in operating activities with the entire amount came from financing activities as majority of our expenses were settled by Zosano Pharma Corporation, our majority stockholder.

Cash Flows from Operating Activities – For the nine months ending September 30, 2014, our net cash used in operations was $30,684 compared to net cash used in operations of $10,678 for the period in 2013. As of September 30, 2014, we had no cash on hand. Cash flow used in operating activities in the nine months ended September 30, 2014 consisted of our net loss of $30,233 and adjusted for $2,000 of net cash used in related parties payables and $1,549 provided by the change in accounts payable and accrued liabilities.

Cash Flows from Investing Activities – We did not have any cash flows from investing activities during the nine months ended September 30, 2014 or 2013.

Cash Flows from Financing Activities – For the nine months ended September 30, 2014, we had $30,684 in net cash provided by financing activities, compared to $0 for the same period in 2013. Our cash flows from financing activities during the nine months ended September 30, 2014 were all related to additional investment through settlement of our obligations by Zosano Pharma Corporation, our majority stockholder.

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and principal financial officer, we have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were ineffective.

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

ITEM 5  Other Information

There have been no events which are required to be reported under this Item.

ITEM 6  Exhibits

Item No.	Description

3.1 (1)	Certificate of Incorporation of Eco Planet Corp.

3.2 (2)	Amended and Restated Certificate of Incorporation of Zosano, Inc.

3.3 (2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zosano, Inc.

3.4 (2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zosano, Inc.

3.5 (2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zosano, Inc.

3.6 (1)	Bylaws of Zosano, Inc.

10.1 (2)	Stock Purchase Agreement dated as of October 31, 2013 by and between Zosano, Inc. and ZP Holdings, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of President (principal executive officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (principal financial officer)

32.1	Section 1350 Certification of President (principal executive officer)

32.2	Section 1350 Certification of Treasurer (principal financial officer)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

___________

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

Zosano, Inc.

Dated: November 10, 2014	By:	/s/ Vikram Lamba
Vikram Lamba
President

