Form 10-K
period 2014-12-31
ZOSANO, INC.
filed 2015-03-23
CIK 1537528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 333-179130

ZOSANO, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-0525801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34790 Ardentech Court , Fremont, CA	94555
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (510) 745-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to and post such files). Yes ☐ N ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Aggregate market value of the voting stock held by non-affiliates: $1,403,780 as of June 30, 2014, based on the reported sales price of such stock of $140 on July 30, 2013. The voting stock held by non-affiliates on June 30, 2014 consisted of 10,027 shares of common stock. The registrant has used the reported sales price of the stock on July 30, 2013 to calculate the aggregate market value of the voting stock held by non-affiliates as of June 30, 2014 because there has been no trading in our stock since July 30, 2013.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 13, 2015, there were 10,027,000 shares of common stock, par value $0.0001, issued and outstanding.

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

Annual Report on Form 10-K

PART I

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

ITEM 1 – BUSINESS

Corporate History

We were incorporated on September 14, 2011 in Delaware as “Eco Planet Corp.” On October 21, 2013, we effected a 1-for-200 reverse stock split of our common stock, $0.0001 par value per share (the “Common Stock”), and changed our name to “Zosano, Inc.” On October 31, 2013, we entered into a Stock Purchase Agreement with Zosano Pharma Corporation (formerly known as ZP Holdings, Inc.) pursuant to which we issued and sold 10,016,973 shares of Common Stock (the “Shares”) to Zosano Pharma Corporation (the “Purchase Agreement”). As a result of our issuance and sale of the Shares to Zosano Pharma Corporation, a change in control of the Company occurred and Zosano Pharma Corporation became the owner of 99.9% of our outstanding Common Stock. As a result of the change in control on October 31, 2013, we appointed new officers and directors and adopted a new business plan.

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

Business Overview

On October 31, 2013, we underwent a change of control and implemented a business plan to seek and identify a privately held operating company desiring to become a publicly held company by merging with us through a reverse merger or acquisition. As noted in our prior Exchange Act filings with the Commission, prior to October 31, 2013, our business plan was to offer on-line, bundles of energy efficient and environmentally conscious products (“kits”) by theme for home and small business owners. We had never fully implemented our former business plan prior to being acquired by Zosano Pharma Corporation in October 2013.

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

We have no capital and must depend on Zosano Pharma Corporation, the holder of 99.9% of our outstanding voting securities, to provide us with the necessary funds to implement our business plan. At the present time, we are evaluating business opportunities that we may pursue, but we have we not reached any definitive agreement or understanding with any person concerning a merger or other business combination.

Vikram Lamba, currently our sole director and officer, will be primarily responsible for evaluating business combination opportunities. We believe that business opportunities may come to our attention from various sources, including business relationships through Zosano Pharma Corporation, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.

We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited resources that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any business combination, if one occurs, will be on terms that are favorable to us or our current stockholders.

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

We do not foresee that we will enter into a merger or acquisition transaction with any business with which Zosano Pharma Corporation is currently affiliated.

Evaluation and Selection of Business Opportunities

Certain types of business acquisition transactions may be completed without requiring us to first submit the transaction to our stockholders for their approval. If the proposed transaction is structured in such a fashion, our stockholders (other than Zosano Pharma Corporation, our majority stockholder) will not be provided with financial or other information relating to the candidate prior to the completion of the transaction.

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

The analysis of business opportunities will be undertaken by or under the supervision of Vikram Lamba, our Chief Executive Officer. In analyzing potential merger candidates, our management will consider, among other things, the following factors:

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

There is no single factor that will be controlling in the selection of a business opportunity. Our management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Because of our limited capital available for investigation and our dependence on a single person, Vikram Lamba, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired. Although we expect to analyze specific proposals and select a business opportunity in the near future, we are unable to predict when we may consummate a business transaction.

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

Employees

Currently we do not have any full-time employees and we rely exclusively on the expertise of our sole executive officer. Our management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

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

ITEM 1A – RISK FACTORS

As a smaller reporting company, this Item is not applicable to us.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Currently we maintain a mailing address at 34790 Ardentech Court, Fremont, California 94555, and our telephone number at this address is (510) 745-1200. Other than this mailing address, we do not maintain any other office facilities, and do not anticipate the need for maintaining any office facilities at any time in the foreseeable future. We do not pay any rent or other fees for the use of the mailing address, as this office is used virtually full-time by our majority stockholder, Zosano Pharma Corporation. Our management does not believe we will establish a separate office until we have completed a business acquisition transaction. It is not possible to predict what arrangements will actually be made with respect to future office facilities.

ITEM 3 – LEGAL PROCEEDINGS

We are not a party to or otherwise involved in any pending legal proceedings.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTC Bulletin Board and OTC Markets, OTCQB tier of OTC Link ATS, and has been quoted since July 10, 2012. Our current trading symbol is “ZOSN.” There have been a limited number of trades of our common stock since our stock has been quoted on OTCQB. In 2013, 500 shares of our common stock traded during the quarter ended September 30, 2013 at $0.70 per share (or 2.5 shares of our common stock at $140.00 per share, giving effect to the 1-for-200 reverse split of our common stock effected on October 21, 2013). No shares were traded in 2014.

The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2013 and December 31, 2014, as reported by OTC Markets, adjusted to reflect the 1-for-200 reverse stock split of our common stock effected on October 21, 2013. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Bid Prices
Year Ended December 31,	Period	High	Low

2013	First Quarter	$140.00	$140.00
	Second Quarter	$140.00	$140.00
	Third Quarter	$140.00	$140.00
	Fourth Quarter	$140.00	$140.00

2014	First Quarter	$140.00	$140.00
	Second Quarter	$140.00	$140.00
	Third Quarter	$140.00	$140.00
	Fourth Quarter	$140.00	$140.00

The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 requires additional disclosure by brokers and dealers relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

As of March 13, 2015, there were 10,027,000 shares of our common stock outstanding held by 48 holders of record and additional shares held in brokerage accounts. Of these shares, 10,027 shares are held by non-affiliates and 1,527 shares were free-trading. On the cover page of this filing we valued 10,027 shares held by non-affiliates at $1,403,780 as of June 30, 2014, based on the sales price of the common stock of $140 on July 30, 2013 as reported by OTC Markets, OTCQB tier of OTC Link ATS. We used the reported sales price of the common stock on July 30, 2013 to calculate the aggregate market value of the shares held by non-affiliates as of June 30, 2014 because there has been no trading in our stock since July 30, 2013.

Warrants

We do not have any warrants to purchase our common stock outstanding.

Dividends

On October 31, 2013, in connection with the closing of the transaction with Zosano Pharma Corporation under the Purchase Agreement, we declared a cash dividend on our common stock, payable to the stockholders of record as of immediately prior to the closing of the Purchase Agreement transaction. This special dividend consisted of an aggregate of $365,000 less the amount equal to all of our liabilities as they existed at the closing of the transactions under the Purchase Agreement. Dividends are declared at the sole discretion of our Board of Directors.

No dividends were declared or paid for the year ended December 31, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding options or warrants to purchase shares of our common stock under any equity compensation plans.

Currently, we do not have any equity compensation plans and we have never had such a plan. As a result, we did not have any options, warrants or rights outstanding as of December 31, 2014 or 2013.

Recent Issuance of Unregistered Securities

The following securities were issued by us in the fourth quarter of 2013:

On October 31, 2013, we entered into a Stock Purchase Agreement with Zosano Pharma Corporation, a Delaware corporation formerly known as ZP Holdings, Inc. (“Zosano Pharma”), pursuant to which we issued and sold to Zosano Pharma 10,016,973 shares of our of Common Stock (the “Shares”) for an aggregate cash purchase price of $365,000. There were no underwriters for this transaction and there were no underwriting discounts or commissions with respect to the Stock Purchase Agreement with Zosano Pharma. The 10,016,973 shares of Common Stock issued and sold to Zosano Pharma pursuant to the Stock Purchase Agreement represent approximately 99.9% of our issued and outstanding Common Stock after giving effect to the issuance and sale of the Shares to Zosano Pharma, making Zosano Pharma our majority stockholder.

The issuance and sale of the Shares to Zosano Pharma pursuant to the Purchase Agreement was deemed to be exempt from registration under the Securities Act of 1933 (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder) as a transaction by an issuer not involving any public offering. Zosano Pharma represented and warranted in the Purchase Agreement that it is an accredited investor as defined in Rule 501(a) of Regulation D, and we reasonably believed immediately prior to the closing of the stock purchase agreement transaction that Zosano Pharma was an accredited investor.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes included on page F-1 of this Annual Report on Form 10-K. This Annual Report on Form 10-K of Zosano, Inc. contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. Any risk factors listed in this filing, as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated, include, but are not limited to: changes in investment and business strategies; general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in various tax laws; and the availability of key management and other personnel.

Overview

We were incorporated on September 14, 2011 in Delaware as “Eco Planet Corp.” On October 21, 2013, we effected a 1-for-200 reverse stock split of our common stock, $0.0001 par value per share (the “Common Stock”), and changed our name to “Zosano, Inc.” On October 31, 2013, we entered into a Stock Purchase Agreement with Zosano Pharma Corporation (formerly known as ZP Holdings, Inc.) pursuant to which we issued and sold 10,016,973 shares of Common Stock (the “Shares”) to Zosano Pharma Corporation. As a result of our issuance and sale of the Shares to Zosano Pharma Corporation, a change in control of the Company occurred and Zosano Pharma Corporation became the owner of 99.9% of our outstanding Common Stock.

We are a shell company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) and a development stage company. As a shell company, we have no operations and assets. Our current business plan is to identify a privately held operating company, which is profitable or, in management’s view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to U.S. capital markets by merging with us through a reverse merger or acquisition. We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited resources that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any business combination, if one occurs, will be on terms that are favorable to us or our current stockholders.

Results of Operations

Year Ended December 31, 2014 Compared To Year Ended December 31, 2013

	Years Ended December 31,		Period from September 14, 2011 (Inception) to December 31,
	2014	2013	2014
Operating expenses:
General and administrative expenses	$33,282	$15,255	$96,662
Total operating expenses	33,282	15,255	96,662

Operating loss	(33,282)	(15,255)	(96,662)

Net loss	$(33,282)	$(15,255)	$(96,662)

Revenue

We have not generated any revenues since our inception. We do not expect to generate any revenues before we merge with a privately-held operating company desiring to become a publicly-held company. After a successful merger transaction we do not know when, or if, we will generate revenue as that will be in the control of the private company that merges with us.

Operating expenses

Our operating expenses primarily consisted of general and administrative expenses, such as audit and review fees, transfer agent services, Edgar filing costs, and other professional services. Operating expenses for the year ended December 31, 2014 and 2013 were $33,282 and $15,255, respectively. We anticipate our operating expenses will be approximately $25,000 to $35,000 per year until such time as we successfully merge with a privately-held operating company.

Net loss

Net loss for the fiscal years ended December 31, 2014 was $33,282, or $0.00 per share, as compared to $15,255, or $0.01 per share for the year ended December 31, 2013. Our net loss for the years ended December 31, 2014 and 2013 were comprised entirely of our operating expenses for both years. We will continue to operate at a net loss until we merge with a privately-held operating company desiring to become a publicly-held company. After a successful merger transaction we do not know when, or if, we will operate at a net profit as that will be in the control of the private company that merges with us. We anticipate our net loss will primarily consist of our operating expenses until such time as we successfully merge with a private company.

Liquidity and Capital Resources

During the years ended December 31, 2014 and 2013, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2014 was $0 and our monthly cash flow burn rate is minimal due to our lack of operations. Our current cash needs are being satisfied by Zosano Pharma Corporation, our majority stockholder. We do not believe we will be able to satisfy our cash needs internally until we consummate a merger transaction with a private company, and even then there is no assurance we will be able to do so.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2014 compared to December 31, 2013 are as follows:

	December 31, 2014	December 31, 2013	Change

Cash	$-	$-	$-
Total Current Assets	-	-	-
Total Assets	-	-	-
Total Current Liabilities	100	4,051	(3,951)
Total Liabilities	100	4,051	(3,951)

Assets and Liabilities

We had no assets as of December 31, 2014 and December 31, 2013. We had liabilities totaling $100 as of December 31, 2014, which consisted solely of accounts payable and accrued expenses, and $4,051 as of December 31, 2013, which consisted of $2,051 in accounts payable and accrued expenses and $2,000 in related party payables.

Stockholders’ Deficit

Stockholder’s deficit consisted primarily of shares issued to founders and recorded as compensation in the amount of $1,003, capital raised to fund our operations of $55,588, and additional capital provided to settle obligations for $39,970, offset by the deficit accumulated during the development stage of $96,662 at December 31, 2014.

Sources and Uses of Cash

We had no cash as of December 31, 2014 and 2013. All of our operating expenses were paid for as additional paid-in capital by Zosano Pharma Corporation, our majority stockholder.

Cash Flows from Operating Activities . For the fiscal year ending December 31, 2014, our net cash used in operations was $37,233 compared to net cash used in operations of $18,104 for the fiscal year ending December 31, 2013. Net cash used in operations was primarily due to a net loss of $33,282 for fiscal year ending December 31, 2014.

Cash Flows from Investing Activities. We did not have any cash flows from investing activities during the fiscal years ended December 31, 2014 or 2013.

Cash Flows from Financing Activities. Net cash flows provided by financing activities in the fiscal year ending December 31, 2014 was $37,233, compared to net cash provided by financing activities of $2,737 in the same period in 2013. Net cash provided by financing activities in 2014 was primarily due to investment through settlement of the Company’s obligations. Net cash provided by financing activities in 2013 was due to proceeds from the sale of common stock of $365,000 and additional investment through settlement of obligations of $2,737, offset by a dividend paid to our stockholders of $365,000.

Development Stage Company

We are a development stage company as defined by Accounting Standards Codification (ASC) 915-10-20 of the Financial Accounting Standards Board (FASB). We are still devoting substantially all of our efforts on establishing the business. All losses accumulated since inception have been considered as part of our development stage activities.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for our fiscal year ended December 31, 2014 regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to locate a private company to merge with and our ability to successfully borrow money from our majority stockholder, Zosano Pharma Corporation.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Contractual Obligations

We have no contractual obligations as of December 31, 2014.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the recently issued accounting standards will not have a material impact on the Company's financial position or results of operations upon adoption.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For financial statements and notes filed as part of this Annual Report, see Index to Financial Statements beginning on page F-1 of this Annual Report.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officer has concluded that as of December 31, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2014, due to the material weaknesses described below.

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

(c) Remediation of Material Weaknesses

With the oversight of principal executive and principal financial officer, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the development and implementation of formal policies, improved processes and documented procedures.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Annual Report fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

(d) Changes in Internal Control over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers, the principal offices and positions with the Company held by each person as of March 15, 2015.

Name	Age	Position(s)

Vikram Lamba	49	Chief Executive Officer, President, Treasurer and Director

Our Board of Directors is divided into three classes designated as Class I, Class II and Class III, respectively, with each class serving staggered three-year terms. Vikram Lamba was assigned to Class I in accordance with a resolution adopted by the Board of Directors. At the first annual meeting of stockholders following the initial classification in October 2013 of the Board of Directors, the term of office of the Class I directors will expire and Class I directors will be elected for a full term of three years. At the second annual meeting of stockholders following the initial classification, the term of office of the Class II directors will expire and Class II directors will be elected for a full term of three years. At the third annual meeting of stockholders following the initial classification, the term of office of the Class III directors will expire and Class III directors will be elected for a full term of three years. At each succeeding annual meeting of stockholders, directors will be elected for a full term of three years to succeed the directors of the class whose term expires at such annual meeting. In any event, each director serves until his or her successor has been duly elected and qualified, or until the director’s earlier death, resignation or removal. The text of the classified board amendment can be found in Article V, Section A.2 of our Amended and Restated Certificate of Incorporation, as amended, attached as Exhibit 3.1 to this Annual Report on Form 10-K. At its first meeting after each annual meeting of stockholders, our Board of Directors will appoint the Company’s officers. In any event, each executive officer serves until his or her successor has been duly appointed and qualified, or until such officer’s earlier death, resignation or removal.

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

To our knowledge, no director or executive officer of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past ten years. To our knowledge, no promoter or control person of the Company has been involved in any legal proceeding listed in paragraphs (1) through (6) of Item 401(f) of Regulation S-K in the past five years. The following is a brief description of the business experience of our current sole director and executive officer:

Vikram Lamba

Mr. Lamba has served as our President and Chief Executive Officer and as a director since the closing of the transactions under the Stock Purchase Agreement with Zosano Pharma Corporation on October 31, 2013. Mr. Lamba has also served in such capacities at Zosano Pharma Corporation, currently a public company, since its inception in January 2012. Mr. Lamba served as Chief Financial Officer of ZP Opco, Inc. (formerly known Zosano Pharma, Inc.) until April 2012 when the business was recapitalized and became a wholly owned subsidiary of Zosano Pharma Corporation. Before that, Mr. Lamba served as Chief Financial Officer and Chief Business Officer of Predictive Biosciences, Inc. from July 2008 until he joined ZP Opco, Inc. in 2011. Prior to that, he served as Vice President of Corporate Development at Advanced Medical Optics, Inc., where he was responsible for many significant merger and acquisition transactions and strategic alliances. Mr. Lamba served as Vice President for Finance and Chief Financial Officer of GeneOhm Sciences, Inc. and has over 16 years of global experience in various positions with Burmah Castrol PLC and Bayer AG. He served for Castrol in Sales & Marketing and Business Development in India and Singapore for eight years. Mr. Lamba has an undergraduate degree in Mechanical Engineering and received an M.B.A. from the Asian Institute of Management and was an exchange student at The Wharton School of the University of Pennsylvania. We believe that Mr. Lamba’s extensive knowledge and his experience in corporate management qualify him to serve as a member of our Board of Directors.

Historical Compensation of Directors

No compensation has been given to any of the directors, although they may be reimbursed for any pre-approved out-of-pocket expenses.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Not applicable.

Code of Ethics

We have not adopted a written code of ethics, because we believe and understand that our sole officer and director adheres to and follows ethical standards without the necessity of a written policy. Additionally, due to the fact we do not have any employees, adopting a code of ethics is unnecessary at this time.

Audit Committee

We do not currently have an audit committee.

Compensation Committee

We do not currently have a compensation committee.

ITEM 11 – EXECUTIVE COMPENSATION

No plan or non-plan compensation has been awarded to, earned by or paid to any of our officers or directors during the fiscal year ended December 31, 2014, or during any period from inception through December 31, 2014. In future periods, subsequent to the consummation of a business combination transaction, we anticipate we will pay compensation to our officer(s) and/or director(s).

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of December 31, 2014, there were no employment or other contracts or arrangements with officers or directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2015, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner (1)	Nature of Beneficial Ownership	Amount	Percent of Class (2)	Percent of Total Voting Control of Company

Common Stock	Vikram Lamba (3)	Chief Executive Officer, President, Treasurer and Director	0	0%	0%

Common Stock	Zosano Pharma Corporation (4) 34790 Ardentech Court Fremont, CA 94555	5% Shareholder	10,016,973	99.9%	99.9%

Common Stock	All Directors and Officers		0	0%	0%
	As a Group (1 person)

_______________

(1)	Unless indicated otherwise, the address of each person listed in this table is c/o Zosano, Inc., 34790 Ardentech Court, Fremont, CA 94555.
(2)

Based on 10,027,000 shares outstanding as of March 15, 2015. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(3)	Indicates an officer and/or director of the Company.
(4)	Zosano Pharma Corporation is controlled by New Enterprise Associates 12, Limited Partnership, BMV Direct SOTRS LP and Eli Lilly and Company. Mr. Lamba is a director of Zosano Pharma Corporation.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock issued or outstanding.

Change of Control Transaction

On October 31, 2013, we entered into a Stock Purchase Agreement with Zosano Pharma Corporation (formerly known as ZP Holdings, Inc.) pursuant to which we issued and sold 10,016,973 shares of Common Stock (the “Shares”) to Zosano Pharma Corporation. As a result of our issuance and sale of the Shares to Zosano Pharma Corporation, a change in control of the Company occurred and Zosano Pharma Corporation became the owner of 99.9% of our outstanding common stock.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The individuals who were appointed as our directors and executive officers effective upon the closing of the transactions under the Stock Purchase Agreement with Zosano Pharma Corporation – Bruce Steel, M. James Barrett, John Richard, Kleanthis Xanthopoulos, Peter Daddona, Vikram Lamba and Christopher Krueger – may be deemed to have had indirect material interests in the Company’s sale and issuance of the Shares to Zosano Pharma Corporation for consideration of $365,000 pursuant to the Stock Purchase Agreement, as a result of their ownership of shares (or options to acquire shares) of common stock of Zosano Pharma Corporation or their affiliations with stockholders of Zosano Pharma Corporation:

1.

Bruce Steel is a limited partner with a variable economic interest in each of two limited partnerships that own outstanding common stock of Zosano Pharma Corporation, which entitles Mr. Steel to a percentage of certain distributions of each of these limited partnerships. Mr. Steel does not have voting or dispositive control with respect to the securities held by either of these limited partnerships. Mr. Steel is also a director of Zosano Pharma Corporation. Mr. Steel resigned from our Board of Directors effective as of April 7, 2014. Mr. Steel’s decision to resign from our Board of Directors was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

2.

M. James Barrett is one of seven Managers of a limited liability company that is the sole general partner of a limited partnership that is the sole general partner of a limited partnership that owns outstanding common stock of Zosano Pharma Corporation. Dr. Barrett disclaims beneficial ownership in these shares except to the extent of his pecuniary interest therein, if any. Dr. Barrett also owns shares of common stock of Zosano Pharma Corporation and is a director of Zosano Pharma Corporation. Dr. Barrett resigned from our Board of Directors effective as of April 7, 2014. Dr. Barrett’s decision to resign from our Board of Directors was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

3.

John Richard is an operating partner and non-executive director of an entity that is both (i) the manager of a limited partnership that owns outstanding common stock of Zosano Pharma Corporation and (ii) the sole shareholder of an entity that is the general partner of the limited partnership that owns outstanding common stock of Zosano Pharma Corporation. Mr. Richard disclaims beneficial ownership in these shares except to the extent of his pecuniary interest therein, if any. Mr. Richard also owns shares of common stock of Zosano Pharma Corporation and was a director of Zosano Pharma Corporation until March 31, 2014. Mr. Richard resigned from our Board of Directors effective as of March 31, 2014. Mr. Richard’s decision to resign from our Board of Directors was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

22

4.

Each of Peter Daddona and Vikram Lamba owns shares of common stock of Zosano Pharma Corporation and holds an option to acquire shares of common stock of Zosano Pharma Corporation. Each of Peter Daddona and Vikram Lamba is also an executive officer and a director of Zosano Pharma Corporation. Dr. Daddona resigned from our Board of Directors effective as of April 7, 2014. Dr. Daddona’s decision to resign from our Board of Directors was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

5.

Kleanthis Xanthopoulos holds an option to acquire shares of common stock of Zosano Pharma Corporation. Dr. Xanthopoulos is a director of Zosano Pharma Corporation. Dr. Xanthopoulos resigned from our Board of Directors effective as of April 7, 2014. Dr. Xanthopoulos’s decision to resign from our Board of Directors was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

6.

Christopher Krueger holds shares of common stock of Zosano Pharma Corporation. Mr. Krueger was an executive officer of Zosano Pharma Corporation until June 1, 2014. Mr. Krueger resigned from his positions as our Chief Business Officer and Secretary effective as of June 26, 2014. Mr. Krueger’s decision to resign from his positions as our Chief Business Officer and Secretary was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

The following is a description of arrangements between us, our promoters and those acquiring control of us pursuant to the stock purchase agreement with Zosano Pharma Corporation (formerly known as ZP Holdings, Inc.). We were incorporated in Delaware in September 2011 as Eco Planet Corp. In connection with our incorporation, Ms. Elka Yaron was appointed the sole director of Eco Planet Corp., and in such capacity Ms. Yaron (i) appointed herself as President and Treasurer of Eco Planet Corp. and (ii) appointed Mr. Aharon Shnitzer as Secretary and as a director of Eco Planet Corp. On September 21, 2011, Eco Planet Corp. issued 1,200,000 shares of Common Stock to Ms. Yaron and 500,000 shares of Common Stock to Mr. Shnitzer, in exchange for an aggregate payment of $20,400 (or $0.012 per share). The foregoing numbers of shares of Common Stock and the price per share have not been adjusted to reflect the reverse stock split of the Common Stock described in the immediately following paragraph.

On October 21, 2013, we effected a 1-for-200 reverse stock split of our Common Stock (the “Reverse Split”) and changed our name to “Zosano, Inc.” As a result of our issuance and sale of the shares to Zosano Pharma Corporation pursuant to a stock purchase agreement, Zosano Pharma Corporation became the owner of 99.9% of our outstanding Common Stock. In connection with the closing of the transactions under the Purchase Agreement, we declared a cash dividend on our common stock, payable to the stockholders of record as of immediately prior to the closing. This special dividend consisted of an aggregate of $365,000 less the amount equal to all of our liabilities as they existed at the closing of the transactions under the stock purchase agreement.

As a result of the stock purchase agreement transaction, we had six directors serving on our Board of Directors, but all of such directors other than Mr. Lamba have since resigned from our Board of Directors as described above. Our securities are not listed on any national securities exchange and therefore we are not subject to any director independence standards. Using the definition of independence set forth in the rules of the NASDAQ Stock Market, our Board of Directors determined that Kleanthis Xanthopoulos was independent, and Vikram Lamba, Peter Daddona, John Richard, Bruce Steel, and M. James Barrett were not (and, in the case of Mr. Lamba, is not) independent. In making that determination, the Board of Directors considered the relationships that each such person had or has with our Company and all other facts and circumstances that the board considered relevant, including the ownership of our Common Stock.

We do not have a written policy concerning the review, approval, or ratification of transactions with related persons.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed for each of the fiscal years ended December 31, 2014 and 2013 for: (i) professional services rendered by our principal accountant for the independent audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not included in the professional services described in clause (i) above; (iii) professional services rendered by the principal accountant for tax compliance, tax advice and tax planning; and (iv) products and services provided by the principal accountant that are not included in the services described in clauses (i) through (iii) above. For the fiscal years ended December 31, 2014 and 2013, our principal accountant was Weinberg & Baer LLC.

	Year Ended December 31,
	2014	2013
Audit Fees	$4,500	$4,500
Audit-Related Fees	$6,000	$6,000
Tax Fees	$0	$600
All Other Fees	$0	$0

All of the fees described above for the years ended December 31, 2014 and 2013, were approved by the Board of Directors.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

For financial statements and footnotes filed as part of this Annual Report, see the Index to Financial Statements beginning on page F-1 of this Annual Report.

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation of Zosano, Inc. filed with the Secretary of State of the State of Delaware on September 24, 2013

3.2 (1)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zosano, Inc. filed with the Secretary of State of the State of Delaware on October 1, 2013

3.3 (1)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zosano, Inc. filed with the Secretary of State of the State of Delaware on October 11, 2013

3.4 (1)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zosano, Inc. filed with the Secretary of State of the State of Delaware on October 17, 2013

3.5 (2)	Bylaws of Zosano, Inc.

10.1 (1)	Stock Purchase Agreement dated as of October 31, 2013 by and between Zosano, Inc. and ZP Holdings, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

____________

*	Filed herewith.

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

Zosano, Inc.

Dated: March 23, 2015	By:	/s/ Vikram Lamba
Vikram Lamba
Chief Executive Officer, President and Treasurer (Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 23, 2015	By:	/s/ Vikram Lamba
Vikram Lamba
Director

ZOSANO, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

Zosano, Inc.

We have audited the accompanying balance sheets of Zosano, Inc. (a Delaware corporation in the development stage) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013 and from inception (September 14, 2011) through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zosano, Inc.as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 and from inception (September 14, 2011) through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2014, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC

Baltimore, Maryland

March 17, 2015

ZOSANO, INC.

 (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF DECEMBER 31, 2014 AND DECEMBER 31, 2013

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$100	$2,051
Related parties payable	-	2,000
Total current liabilities	100	4,051

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized as of December 31, 2014 and 2013; none issued and outstanding as of December 31, 2014 and 2013	-	-
Common stock, par value $0.0001 per share, 195,000,000 shares authorized as of December 31, 2014 and 2013; 10,027,000 shares issued and outstanding as of December 31, 2014 and 2013	1,003	1,003
Additional paid-in capital	95,559	8,326
Deficit accumulated during development stage	(96,662)	(63,380)
Total stockholders' equity	(100)	(4,051)

Total liabilities and stockholders' equity	$-	$-

The accompanying notes are an integral part of these financial statements.

ZOSANO, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013,

AND CUMULATIVE FROM INCEPTION (SEPTEMBER 14, 2011)

THROUGH DECEMBER 31, 2014

			Cumulative
	Year Ended December 31,		From
	2014	2013	Inception
Operating expense:
General and administrative	$33,282	$15,255	$96,662
Total operating expense	33,282	15,255	96,662
Loss from operations	(33,282)	(15,255)	(96,662)
Net loss	$(33,282)	$(15,255)	$(96,662)

Comprehensive loss	$(33,282)	$(15,255)	$(96,662)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	10,027,000	1,711,540

The accompanying notes are an integral part of these financial statements.

ZOSANO, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (SEPTEMBER 14, 2011)

THROUGH DECEMBER 31, 2014

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders’
	Common stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance at inception	-	$-	$-	$-	$-
Common stock issued for cash at $0.012 per share	8,503	1	20,399		20,400
Net loss				(717)	(717)
Balance - December 31, 2011	8,503	1	20,399	(717)	19,683
Common stock issued for cash at $0.15 per share	1,524	-	36,192		36,192
Net loss				(47,408)	(47,408)
Balance - December 31, 2012	10,027	1	56,591	(48,125)	8,467
Common stock issued for an aggregate cash purchase price of $365,000	10,016,973	1,002	363,998		365,000
Dividend declared and paid			(365,000)		(365,000)
Settlement of pre-acquisition obligations by investors for cash			2,737		2,737
Net loss				(15,255)	(15,255)
Balance - December 31, 2013	10,027,000	$1,003	$58,326	$(63,380)	$(4,051)
Settlement of obligations by investors for cash			37,233		37,233
Net loss				(33,282)	(33,282)
Balance - December 31, 2014	10,027,000	$1,003	$95,559	$(96,662)	$(100)

The accompanying notes are an integral part of these financial statements.

ZOSANO, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013,

AND CUMULATIVE FROM INCEPTION (SEPTEMBER 14, 2011)

THROUGH DECEMBER 31, 2014

			Cumulative
	Year Ended December 31,		From
	2014	2013	Inception
Operating activities:
Net loss	$(33,282)	$(15,255)	$(96,662)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accounts payable and accrued liabilities	(1,951)	(4,849)	100
Related parties payable	(2,000)	2,000	-
Net cash used in operating activities	(37,233)	(18,104)	(96,562)

Investing activities:
Cash provided by investing activities	-	-	-
Net cash provided by investing activities	-	-	-

Financing activities:
Proceeds from issuance of common stock	-	365,000	421,592
Dividend paid to investors	-	(365,000)	(365,000)
Additional investment through settlement of obligations	37,233	2,737	2,737
Net cash provided by financing activities	37,233	2,737	96,562

Net (decrease) increase in cash	-	(15,367)	-
Cash - beginning of period	-	15,367	-
Cash - end of period	$-	$-	$-

Supplemental disclosure:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ZOSANO, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations

Zosano, Inc. (the Company) is in the development stage and has limited operations. The Company was incorporated under the laws of the State of Delaware on September 14, 2011.

Acquisition by Zosano Pharma Corporation

On October 31, 2013, the Company entered into a Stock Purchase Agreement (the Purchase Agreement) with Zosano Pharma Corporation, formerly known as ZP Holdings, Inc., a Delaware corporation (Zosano Pharma), pursuant to which the Company issued and sold to Zosano Pharma 10,016,973 shares of the Company common stock, $0.0001 par value, for an aggregate cash purchase price of $365,000.

Neither the Company nor its affiliates has any material relationship with Zosano Pharma, other than in respect of the Purchase Agreement and related transactions. There were no underwriters, and no underwriting discounts or commissions related to this transaction.

The issuance and sale of the shares to Zosano Pharma pursuant to the Purchase Agreement was deemed to be exempt from registration under the Securities Act of 1933 as a transaction by an issuer not involving any public offering. Zosano Pharma represented and warranted in the Purchase Agreement that it is an accredited investor as defined in Rule 501(a) of Regulation D, and the Company reasonably believed immediately prior to the closing of the change in control transaction that Zosano Pharma was an accredited investor.

As a result of the issuance and sale of the Company’s common stock to Zosano Pharma pursuant to the Purchase Agreement, a change in control of the Company occurred (in which Zosano Pharma acquired control of the Company). Immediately following the change in control transaction, 10,027,000 shares of the Company’s Common Stock were issued and outstanding. The 10,016,973 shares of common stock issued and sold to Zosano Pharma pursuant to the Purchase Agreement represent approximately 99.9% of the Company’s issued and outstanding common stock. Zosano Pharma used its available cash to fund its purchase price, and assumed control of the Company from Elka Yaron, one of the Company’s founders, who prior to the change in control transaction held approximately 60% of the Company’s issued and outstanding common stock.

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

The carrying amount of financial instruments consisting of accounts payable and accrued expenses included in the Company’s financial statements are reasonable estimates of fair value due to their short maturities.

Revenue

The Company is in the development stage and has yet to generate revenue from operations.

Net Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended December 31, 2014 and 2013.

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

2. Development Stage Activities and Going Concern

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2014, the cash resources of the Company were insufficient to continue to conduct its normal business operations. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. General and Administrative Expenses

Since inception, the Company has been engaged in developmental stage activities related to the setup and formation of the company. The following summarizes the type of expenses incurred:

			Cumulative
	Year Ended December 31,		From
	2014	2013	Inception

General and administrative expense:
Professional fees	$28,650	$10,645	$72,984
Consulting fees	-	-	3,350
Filing fees	3,342	3,310	14,824
Franchise tax expense	1,200	925	2,525
Travel	-	-	1,207
Other	90	375	1,772
Total general and administrative expense	$33,282	$15,255	$96,662

4. Stockholders’ Equity

Preferred Stock

In September 2013, the Company adopted an amended and restated certificate of incorporation by which the Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. As of December 31, 2014, there were no shares of preferred stock issued or outstanding.

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

In September 2013, the Company adopted an amended and restated certificate of incorporation by which the Company is authorized to issue 195,000,000 shares of common stock with a $0.0001 par value, which amended and restated certificate of incorporation went effective on October 21, 2013. As of December 31, 2014, 10,027,000 shares of common stock were issued and outstanding.

In anticipation of the acquisition of the Company’s common stock by Zosano Pharma and on October 21, 2013, the Company completed a 1-for-200 reverse stock split. As a result, existing stockholders held an aggregate of 10,027 shares on a post-split basis. All share and per share amounts have been retroactively restated for the effect of this split.

On October 31, 2013, the Company issued 10,016,973 shares of common stock to Zosano Pharma in exchange for an aggregate cash purchase price of $365,000. Concurrently with the receipt of the proceeds from the sale of its common stock to Zosano Pharma, the Company declared a dividend of the purchase price to its stockholders of record immediately prior to the closing of the purchase transaction.

As of December 31, 2014 and 2013, the Company did not have any dilutive securities, such as stock options, warrants, and rights, issued or outstanding.

5. Income Taxes

As of December 31, 2014, the Company had available federal income tax net operating loss carryforwards of approximately $96,662 which could be utilized to reduce taxable income in future periods. The federal income tax net operating loss carryforwards will begin to expire in 2031 unless previously utilized.

The Company is subject to taxation in the United States and, for the year ended December 31, 2014, state jurisdictions. All tax years are open and subject to examination by the United States and state tax authorities due to the carryforward of net operating losses.

The Company has not completed an analysis under Internal Revenue Service Code (IRC) Sections 382 and 383 to determine if the Company’s net operating loss carryforwards are limited due to a change in ownership.

A reconciliation of the effective income tax rate to the federal rate is as follows:

	December 31,
	2014	2013
Federal income tax rate	34.00%	34.00%
State income tax rate	5.85%	5.85%
Change in valuation allowance	-39.85%	-39.85%
	0%	0%

Significant components of the Company’s deferred tax assets as of December 31, 2014 and 2013 are summarized in the table below. A valuation allowance of $32,865 and $21,549 for the years ended December 31, 2014 and 2013, respectively, has been established to offset the deferred tax assets as realization of such assets is uncertain.

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$32,865	$21,549
Total deferred tax assets	32,865	21,549
Less: Valuation allowance	(32,865)	(21,549)
Net deferred tax assets	$—	$—

The Company did not identify any material uncertain tax positions.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2014 and 2013, the Company had not recognized any interest or penalties on its balance sheets or statements of operations.

6. Related Party Transactions

On September 21, 2011, the Company issued 1,700,000 shares of common stock to its director and secretary of the Company at a price of $0.012 per share, for a $20,400 subscription receivable. Payments of the subscriptions were received on December 21, 2011.

The Company's director provided rent-free office space to the Company from inception through the completion of the acquisition by Zosano Pharma on October 31, 2013. From October 31, 2013 through December 31, 2014, the Company operates in the same facility as Zosano Pharma, its parent company.

In 2014, all of the Company’s expenses were paid by Zosano Pharma in order to continue as a going concern.

