Form 10-Q
period 2015-03-31
ZOSANO, INC.
filed 2015-05-11
CIK 1537528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 333-179130

ZOSANO, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-0525801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34790 Ardentech Court, Fremont, CA	94555
(Address of principal executive offices)	(Zip Code)

(510) 745-1200

Registrant’s telephone number, including area code

______________________________________

(Former address, if changed since last report)

______________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 6, 2015, there were 10,027,000 shares of common stock, $0.0001 par value per share, issued and outstanding.

ZOSANO, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Quarterly Report on Form 10-Q. Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1. Financial Statements

The unaudited condensed financial statements of the registrant for the three months ended March 31, 2015 and 2014 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

ZOSANO, INC.

Condensed Balance Sheets

As of March 31, 2015 and December 31, 2014

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$5,501	$100
Total current liabilities	5,501	100

Stockholders' equity:
Common stock	1,003	1,003
Additional paid-in capital	101,016	95,559
Accumulated deficit	(107,520)	(96,662)
Total stockholders' deficit	(5,501)	(100)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

ZOSANO, INC.

Condensed Statements of Operations and Comprehensive Loss

For The Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Operating expense:
General and administrative	$10,858	$22,055
Total operating expense	10,858	22,055
Loss from operations	(10,858)	(22,055)
Net loss	$(10,858)	$(22,055)

Comprehensive loss	$(10,858)	$(22,055)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	10,027,000	10,027,000

The accompanying notes are an integral part of these financial statements.

ZOSANO, INC.

Condensed Statements of Cash Flows

For The Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(10,858)	$(22,055)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accounts payable and accrued liabilities	5,401	(1,961)
Related parties payable	-	24,016
Net cash used in operating activities	(5,457)	-

Investing activities:
Cash provided by investing activities	-	-
Net cash provided by investing activities	-	-

Financing activities:
Additional investment through settlement of obligations	5,457	-
Net cash provided by financing activities	5,457	-

Net decrease in cash	-	-
Cash - Beginning of period	-	-
Cash - End of period	$-	$-

The accompanying notes are an integral part of these financial statements.

ZOSANO, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2015

1. Summary of Significant Accounting Policies

Nature of Operations

Zosano, Inc. (the Company) was incorporated under the laws of the State of Delaware on September 14, 2011 and has had limited operations since inception. The Company’s current business plan is to seek to identify a privately held operating company desiring to become a publicly held company by merging with the Company through a reverse merger or acquisition. The Company is a shell company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934. As a shell company, the Company has no operations and assets.

Risks and Uncertainties

The Company’s activities are subject to significant risks and uncertainties, including failure to identify a privately held operating company desiring to merge with the Company, failure to complete a reverse merger transaction, and inability to secure funding to continue as a going concern. (See Note 2 regarding going concern discussion.)

Basis of Presentation and Use of Estimates

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. The preparation of the accompanying condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

 Unaudited Interim Financial Information

The condensed balance sheet as of March 31, 2015, condensed statements of operations and comprehensive income and statements of cash flows for the three months ended March 31, 2015 and 2014 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of March 31, 2015, and the results of operations and cash flows for the three months ended March 31, 2015 and 2014. The financial data and other information disclosed in these notes to the interim financial statements as of March 31, 2015 and for the three month periods ended March 31, 2015 and 2014 are also unaudited. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any future year. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014 appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Significant Accounting Policies

There have been no material changes to the significant accounting policies during the three months ended March 31, 2015, as compared to the significant accounting policies described in Note 1 of the “Notes to Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncement

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-10 (ASU 2014-10) amending FASB Accounting Standards Codification Topic 915 to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. ASU 2014-10 removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU 2014-10 also clarifies that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. For public companies, the amendments under ASU 2014-10 are effective for annual reporting periods beginning after December 15, 2014 and interim periods therein. The Company adopted ASU 2014-10 beginning in the three months ended March 31, 2015, and removed all references to being in developmental stage and eliminated the presentation of inception-to-date information in the statements of income and cash flows.

2. Going Concern

The accompanying condensed financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2015, the cash resources of the Company were insufficient to continue to conduct its normal business operations. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. General and Administrative Expenses

The following summarizes the type of expenses incurred during the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
General and administrative expense:
Professional fees	$7,800	$19,800
Consulting fees	-	-
Filing fees	901	965
Franchise tax expense	2,157	1,200
Travel	-	-
Other	-	90
Total general and administrative expense	$10,858	$22,055

4. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. As of March 31, 2015, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 195,000,000 shares of common stock with a $0.0001 par value. As of March 31, 2015, 10,027,000 shares of common stock were issued and outstanding, of which 10,016,973 shares of common stock was held by Zosano Pharma Corporation (Zosano Pharma), its parent company.

As of March 31, 2015 and December 31, 2014, the Company did not have any dilutive securities, such as stock options, warrants or convertible securities, issued or outstanding.

5. Related Party Transactions

The Company operates in the same facility as Zosano Pharma. In 2015, all of the Company’s expenses were paid by Zosano Pharma in order to continue as a going concern.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

We are a shell company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). As a shell company, we have no operations and assets. Our current business plan is to identify a privately held operating company, which is profitable or, in management’s view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to U.S. capital markets by merging with us through a reverse merger or acquisition. We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited resources that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any business combination, if one occurs, will be on terms that are favorable to us or our current stockholders.

Results of Operations

Three Months Ended March 31, 2015 Compared To Three Months Ended March 31, 2014

Revenue

We have not generated any revenues since our inception. We do not expect to generate any revenues before we merge with a privately-held operating company desiring to become a publicly-held company. After a successful merger transaction we do not know when, or if, we will generate revenue as that will be in the control of the private company that merges with us.

Operating expenses

Our operating expenses primarily consisted of general and administrative expenses, such as audit and review fees, transfer agent services, Edgar filing costs, and other professional services. Operating expenses for the three months ended March 31, 2015 and 2014 were $10,858 and $22,055, respectively. We anticipate our operating expenses will be approximately $25,000 to $35,000 per year until such time as we successfully merge with a privately-held operating company.

Net loss

Net loss for the three months ended March 31, 2015 was $10,858, as compared to $22,055 for the three months ended March 31, 2014. Our net loss for the three months ended March 31, 2015 and 2014 were comprised entirely of our operating expenses for both periods. We will continue to operate at a net loss at least until we merge with a privately-held operating company desiring to become a publicly-held company. After a successful merger transaction we do not know when, or if, we will operate at a net profit as that will be in the control of the private company that merges with us. We anticipate our net loss will primarily consist of our operating expenses at least until such time as we successfully merge with a private company.

Liquidity and Capital Resources

During the three months ended March 31, 2015 and 2014, because of our operating losses, we did not generate positive operating cash flows. We do not have any cash on hand as of March 31, 2015 and our monthly cash flow burn rate is minimal due to our lack of operations. Our current cash needs are being satisfied by Zosano Pharma Corporation, our majority stockholder. We do not believe we will be able to satisfy our cash needs internally until we consummate a merger transaction with a private company, and even then there is no assurance we will be able to do so.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2015 compared to December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014	Change

Cash	$-	$-	$-
Total Current Assets	-	-	-
Total Assets	-	-	-
Total Current Liabilities	5,501	100	5,401
Total Liabilities	5,501	100	5,401

Assets and Liabilities

We had no assets as of March 31, 2015 and December 31, 2014. We had liabilities totaling $5,501 as of March 31, 2015, which consisted of accrued expenses related principally to the annual audit fee and filing services of our Annual Report on Form 10-K for the year ended December 31, 2014, and $100 of total liabilities as of December 31, 2014, which consisted of accounts payable on our transfer agent services.

Stockholders’ Deficit

Stockholders’ deficit consisted primarily of shares issued to founders and recorded as compensation in the amount of $1,003, capital raised to fund our operations of $55,588, and additional capital provided to settle obligations for $45,428, offset by the accumulated deficit of $107,520 at March 31, 2015.

Sources and Uses of Cash

We had no cash as of March 31, 2015 and December 31, 2014. All of our operating expenses were paid for as additional paid-in capital by Zosano Pharma Corporation, our majority stockholder.

Cash Flows from Operating Activities. For the three months ended March 31, 2015, our net cash used in operations was $5,457 compared to net cash used in operations of $0 for the three months ended March 31, 2014. Net cash used in operations was primarily due to operating loss adjustments for liabilities remaining unpaid.

Cash Flows from Investing Activities. We did not have any cash flows from investing activities during the three months ended March 31, 2015 and 2014.

Cash Flows from Financing Activities. Net cash flows provided by financing activities in the three months ended March 31, 2015 was $5,457, compared to zero net cash provided by financing activities in the same period in 2014. Net cash provided by financing activities in 2015 was principally due to capital investment through settlement of the Company’s obligations.

Recent Accounting Pronouncement

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-10 (ASU 2014-10) amending FASB Accounting Standards Codification Topic 915 to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. ASU 2014-10 removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU 2014-10 also clarifies that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. For public companies, the amendments under ASU 2014-10 are effective for annual reporting periods beginning after December 15, 2014 and interim periods therein. The Company adopted ASU 2014-10 beginning in the three months ended March 31, 2015, and removed all references to being in developmental stage and eliminated the presentation of inception-to-date information in the statements of income and cash flows.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. Controls and Procedures

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and principal financial officer, we have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were ineffective.

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

ITEM 1. Legal Proceedings

There have been no events which are required to be reported under this Item.

ITEM 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no events which are required to be reported under this Item.

ITEM 3. Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4. Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5. Other Information

There have been no events which are required to be reported under this Item.

ITEM 6. Exhibits

Item No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of President (principal executive officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (principal financial officer) (filed herewith).

32.1	Section 1350 Certification of President (principal executive officer) (filed herewith).

32.2	Section 1350 Certification of Treasurer (principal financial officer) (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

 ________________________

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

Zosano, Inc.

Dated: May 11, 2015	By:	/s/ Vikram Lamba
Vikram Lamba
President

