Form 10-K
period 2015-12-31
ZOSANO, INC.
filed 2016-03-29
CIK 1537528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 333-179130

ZOSANO,INC.

(Exact name of registrant as specified in its charter)

Delaware	46-0525801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34790 Ardentech Court, Fremont, CA	94555
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (510) 745-1200

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Aggregate market value of the voting stock held by non-affiliates: $1,403,780 as of June 30, 2015, based on the reported sales price of such stock of $140 on July 30, 2013. The voting stock held by non-affiliates on June 30, 2015 consisted of 10,027 shares of common stock. The registrant has used the reported sales price of the stock on July 30, 2013 to calculate the aggregate market value of the voting stock held by non-affiliates as of June 30, 2015 because there has been no trading in our stock since July 30, 2013.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 10, 2016, there were 10,027,000 shares of common stock, par value $0.0001, issued and outstanding.

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

Zosano, Inc.

Annual Report on Form 10-K

PART I

This Annual Report on Form 10-K contains forward-looking statements. These statements may relate to, but are not limited to, expectations of potential target businesses and future operating results or financial performance, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential," "might," "would," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

As used herein, except as otherwise indicated by context, references to "we,", "us," "our," or the "Company" refer to Zosano, Inc.

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

We are a shell company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). As a shell company, we have no operations and assets. Our current business plan is to identify a privately held operating company, which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to U.S. capital markets by merging with us through a reverse merger or acquisition. We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited resources that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any business combination, if one occurs, will be on terms that are favorable to our current stockholders or us. Our principal office is located at 34790 Ardentech Court, Fremont, California 94555 and our telephone number is (510) 745-1200.

Business Overview

On October 31, 2013, we underwent a change of control and implemented a business plan to seek and identify a privately held operating company desiring to become a publicly held company by merging with us through a reverse merger or acquisition. Our strategy is to identify a privately held operating company, which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to U.S. capital markets by merging with us through a reverse merger or acquisition. However, we do not intend to combine with a company that may be deemed an investment company subject to the Investment Company Act of 1940. Private companies wishing to have their securities publicly quoted may seek to merge or effect another form of business combination with a shell company with a significant stockholder base. As a result of the merger or other business combination, the stockholders of the private company would hold a majority of the issued and outstanding shares of the shell company, which will likely cause substantially dilution to our current shareholder base. Typically, the directors and officers of the private company become the directors and officers of the shell company. Often the name of the private company becomes the name of the shell company.

We have no capital and must depend on Zosano Pharma Corporation, the holder of 99.9% of our outstanding voting securities, to provide us with the necessary funds to implement our business plan. We continue to evaluate business opportunities that we may pursue, but we have not reached any definitive agreement or understanding with any person concerning a merger or other business combination.

Konstantinos Alataris, currently our sole director and officer, will be primarily responsible for evaluating business combination opportunities. We believe that business opportunities may come to our attention from various sources, including business relationships through Zosano Pharma Corporation, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.

We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited resources that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any business combination, if one occurs, will be on terms that are favorable to our current stockholders or us.

We do not propose to restrict our search for a business combination candidate to any particular geographical area or industry, and, therefore, we are unable to predict the nature of our future business operations. Our management's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions and other factors.

Any entity that has an interest in being acquired by, or merging into us, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is anticipated that an amount of common stock constituting control of us would be issued by us.

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

The analysis of business opportunities will be undertaken by or under the supervision of Konstantinos Alataris, our Chief Executive Officer. In analyzing potential merger candidates, our management will consider, among other things, the following factors:

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

No single factor will control the selection of a business opportunity. Our management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Because of our limited capital available for investigation and our dependence on a single person, Konstantinos Alataris, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired. Although we expect to analyze specific proposals and select a business opportunity in the near future, we are unable to predict when we may consummate a business transaction.

Before making a decision to participate in a business transaction, we will generally request that we be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if audited financial statements are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced in order to file a Current Report on Form 8-K to be filed with the Securities and Exchange Commission ("SEC") upon consummation of the business combination.

We believe that various types of potential candidates might find a business combination with us to be attractive. These include candidates desiring to create a public market for their securities in order to enhance liquidity for current stockholders, candidates which have long-term plans for raising capital through public sale of securities and believe that the prior existence of a public market for their securities would be beneficial, and candidates who plan to acquire additional assets through issuance of securities rather than for cash and believe that the development of a public market for their securities will be of assistance in that process. Companies which have a need for an immediate cash infusion are not likely to find a potential business combination with us to be a prudent business transaction alternative.

Employees

Currently we do not have any employees. We rely exclusively on the expertise of our sole executive officer. Our management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any employees so long as we are seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision on whether or not to acquire or participate in specific business opportunities.

Available Information

Historically we have filed periodic reports under the Exchange Act. Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

ITEM 1A – RISK FACTORS

As a smaller reporting company, this Item is not applicable to us.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Currently we maintain a mailing address at 34790 Ardentech Court, Fremont, California 94555, and our telephone number at this address is (510) 745-1200. Other than this mailing address, we do not maintain any other office facilities, and do not anticipate the need for maintaining any office facilities at any time in the foreseeable future. We do not pay any rent or other fees for the use of the mailing address, as this office is used by our majority stockholder, Zosano Pharma Corporation. Our management does not believe we will establish a separate office until we have completed a business acquisition transaction. It is not possible to predict what arrangements will actually be made with respect to future office facilities.

ITEM 3 – LEGAL PROCEEDINGS

We are not a party to or otherwise involved in any pending legal proceedings.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTC Bulletin Board and OTC Markets, OTCQB tier of OTC Link ATS, and has been quoted since July 10, 2012. Our current trading symbol is "ZOSN." There have been a limited number of trades of our common stock since our stock has been quoted on OTCQB. In 2013, 500 shares of our common stock traded during the quarter ended September 30, 2013 at $0.70 per share (or 2.5 shares of our common stock at $140.00 per share, giving effect to the 1-for-200 reverse split of our common stock effected on October 21, 2013). No shares were traded in 2014 and 2015.

The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2014 and December 31, 2015, as reported by OTC Markets, adjusted to reflect the 1-for-200 reverse stock split of our common stock effected on October 21, 2013. The information reflects prices between dealers and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Bid Prices
Year Ended December 31,	Period	High	Low

2014	First Quarter	$140.00	$140.00
	Second Quarter	$140.00	$140.00
	Third Quarter	$140.00	$140.00
	Fourth Quarter	$140.00	$140.00

2015	First Quarter	$140.00	$140.00
	Second Quarter	$140.00	$140.00
	Third Quarter	$140.00	$140.00
	Fourth Quarter	$140.00	$140.00

The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 requires additional disclosure by brokers and dealers relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions that we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

As of March 10, 2016, there were 10,027,000 shares of our common stock outstanding held by 48 holders of record and additional shares held in brokerage accounts. Of these shares, 10,027 shares are held by non-affiliates and 1,527 shares were free-trading. On the cover page of this filing we valued 10,027 shares held by non-affiliates at $1,403,780 as of June 30, 2015, based on the sales price of the common stock of $140 on July 30, 2013 as reported by OTC Markets, OTCQB tier of OTC Link ATS. We used the reported sales price of the common stock on July 30, 2013 to calculate the aggregate market value of the shares held by non-affiliates as of June 30, 2015 because there has been no trading in our stock since July 30, 2013.

Warrants

We do not have any warrants to purchase our common stock outstanding.

Dividends

No dividends were declared or paid for the year ended December 31, 2014 and 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding options or warrants to purchase shares of our common stock under any equity compensation plans.

Currently, we do not have any equity compensation plans and we have never had such a plan. As a result, we did not have any options, warrants or rights outstanding as of December 31, 2014 or 2015.

Recent Issuance of Unregistered Securities

None.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes included on page F-1 of this Annual Report on Form 10-K. This Annual Report on Form 10-K of Zosano, Inc. contains forward-looking statements, principally in this Section and "Business." Generally, you can identify these statements because they use words like "anticipates," "believes," "expects," "future," "intends," "plans," and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. Any risk factors listed in this filing, as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated, include, but are not limited to, changes in investment and business strategies; general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in various tax laws; and the availability of key management and other personnel.

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

We are a shell company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). As a shell company, we have no operations and assets. Our current business plan is to identify a privately held operating company, which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to U.S. capital markets by merging with us through a reverse merger or acquisition. We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited resources that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any business combination, if one occurs, will be on terms that are favorable to our current stockholders or us.

Results of Operations

Year Ended December 31, 2015 Compared To Year Ended December 31, 2014

	Years Ended December 31,
	2015	2014
Operating expenses:
General and administrative expenses	$32,619	$33,282
Total operating expenses	32,619	33,282

Operating loss	(32,619)	(33,282)

Net loss	$(32,619)	$(33,282)

Revenue

We have never generated any revenue. We do not expect to generate any revenues before we merge with a privately-held operating company desiring to become a publicly-held company. After a successful merger transaction, we do not know when, or if, we will generate revenue as that will be in the control of the private company that merges with us.

Operating expenses

Our operating expenses primarily consisted of general and administrative expenses, such as audit and review fees, transfer agent services, Edgar filing costs, and other professional services. Operating expenses for the year ended December 31, 2015 and 2014 were $32,619 and $33,282, respectively. We anticipate our operating expenses will be approximately $25,000 to $35,000 per year until we successfully merge with a privately-held operating company.

Net loss

Net loss for the fiscal years ended December 31, 2015 was $32,619, or $0.00 per share, as compared to $33,282, or $0.00 per share for the year ended December 31, 2014. Our net loss for the years ended December 31, 2015 and 2014 were comprised entirely of our operating expenses for both years. We will continue to operate at a net loss until we merge with a privately-held operating company desiring to become a publicly-held company. After a successful merger transaction, we do not know when, or if, we will operate at a net profit as that will be in the control of the private company that merges with us. We anticipate our net loss will primarily consist of our operating expenses until we successfully merge with a private company.

Liquidity and Capital Resources

During the years ended December 31, 2015 and 2014, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2015 was $0 and our monthly cash flow burn rate is minimal due to our lack of operations. Our current cash needs are being satisfied by Zosano Pharma Corporation, our majority stockholder. We do not believe we will be able to satisfy our cash needs internally until we consummate a merger transaction with a private company, and even then there is no assurance we will be able to do so.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2015 compared to December 31, 2014 are as follows:

	December 31, 2015	December 31, 2014	Change

Cash	$-	$-	$-
Total Current Assets	-	-	-
Total Assets	-	-	-
Total Current Liabilities	4,063	100	3,963
Total Liabilities	4,063	100	3,963

Assets and Liabilities

We had no assets as of December 31, 2015 and 2014. We had liabilities totaling $4,063 and $100 as of December 31, 2015 and 2014, respectively, which consisted solely of accounts payable and accrued expenses as of both dates.

Stockholders' Deficit

Stockholder's deficit consisted primarily of shares issued to founders and recorded as compensation in the amount of $1,003, capital raised to fund our operations of $55,588, and additional capital provided to settle obligations for $68,627, offset by our accumulated deficit of $129,281 at December 31, 2015.

Sources and Uses of Cash

We had no cash as of December 31, 2015 and 2014. All of our operating expenses were paid for as additional paid-in capital by Zosano Pharma Corporation, our majority stockholder.

Cash Flows from Operating Activities. For the fiscal year ending December 31, 2015, our net cash used in operations was $28,656 compared to net cash used in operations of $37,233 for the fiscal year ending December 31, 2014. Net cash used in operations for the year ended December 31, 2015 and 2014 were the result of our net loss adjusting for timing of expense settlement for both years.

Cash Flows from Investing Activities. We did not have any cash flows from investing activities during the fiscal years ended December 31, 2015 or 2014.

Cash Flows from Financing Activities. Net cash flows provided by financing activities in the fiscal year ending December 31, 2015 was $28,656, compared to net cash provided by financing activities of $37,233 in the same period in 2014. Net cash provided by financing activities in 2015 and 2014 were primarily due to investment through settlement of the Company's obligations.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for our fiscal year ended December 31, 2015 regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to locate a private company to merge with and our ability to successfully borrow money from our majority stockholder, Zosano Pharma Corporation.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Contractual Obligations

We have no contractual obligations as of December 31, 2015.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officer has concluded that as of December 31, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that resources may become severely limited.

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2015, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The primary factors contributing to the material weaknesses were as follows:

•

We did not maintain an accounting function due to the nature of our operations as a shell company with no cash or assets. Management concluded that the failure to have a proper accounting organization and related segregation of duties could result in a material misstatement in our financial results.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report.

(c)	Remediation of Material Weaknesses

With the oversight of principal executive and principal financial officer, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the development and implementation of formal policies, improved processes and documented procedures.

Notwithstanding the identified material weakness, management believes the financial statements included in this Annual Report fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

(d)	Changes in Internal Control over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers, the principal offices and positions with the Company held by each person as of March 10, 2016.

Name	Age	Position(s)

Konstantinos Alataris	45	Chief Executive Officer, President, Treasurer and Director

Our Board of Directors is divided into three classes designated as Class I, Class II and Class III, respectively, with each class serving staggered three-year terms. The text of the classified board amendment can be found in Article V, Section A.2 of our Amended and Restated Certificate of Incorporation, as amended, filed as an exhibit to our Current Report on Form 8-K filed with the Commission on November 6, 2013. On February 3, 2016, stockholders holding a majority of our issued and outstanding stock, acting by written consent, elected Konstantinos Alataris as the Company's sole director. Each director serves until his or her successor has been duly elected and qualified, or until the director's earlier death, resignation or removal. On February 3, 2016, our Board of Directors appointed Konstantinos Alataris as the Company's Chief Executive Officer, President and Treasurer to hold office until the election and qualification of his successor or until his earlier death, resignation or removal.

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

Konstantinos Alataris, Ph.D. has served as our President and Chief Operating Officer since September 2015. On February 3, 2016, Dr. Alataris was elected as our sole director. Prior to joining us, Dr. Alataris served as Executive Chairman of the Board of Directors at IRRAS AB and Head of Digital Healthcare Strategy at mc10. Previously, he founded and held the roles of President, Chief Executive Officer and Chief Commercial Officer of Nevro Corp., a medical device company that has developed a neuromodulation platform for the treatment of chronic pain. Prior to Nevro, Dr. Alataris was a Vice President at Bay City Capital, a healthcare focused venture capital firm based in San Francisco. He holds Master's degrees in Electrical Engineering and Business and a Ph.D. in Bioengineering from the University of Southern California.

Compensation of Directors

No compensation has been provided to any of the directors, although they may be reimbursed for any pre-approved out-of-pocket expenses.

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

ITEM 11 – EXECUTIVE COMPENSATION

No plan or non-plan compensation has been awarded to, earned by or paid to any of our officers or directors during the fiscal year ended December 31, 2015 and 2014. In future periods, subsequent to the consummation of a business combination transaction, we anticipate we will pay compensation to our officer(s) and/or director(s).

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of December 31, 2015, there were no employment or other contracts or arrangements with officers or directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 10, 2016, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner (1)	Nature of Beneficial Ownership	Number of Shares	Percent of Class (2)	Percent of Total Voting Control of Company

Common Stock	Konstantinos Alataris (3)	Chief Executive Officer, President, Treasurer and Director	0	0%	0%

Common Stock	Zosano Pharma Corporation 34790 Ardentech Court Fremont, CA 94555	5%+ Shareholder	10,016,973	99.9%	99.9%

Common Stock	All Directors and Officers		0	0%	0%
	As a Group (1 person)

(1)	Unless indicated otherwise, the address of each person listed in this table is c/o Zosano, Inc., 34790 Ardentech Court, Fremont, CA 94555.
(2)

Based on 10,027,000 shares outstanding as of March 10, 2016. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(3)	Konstantinos Alataris is a director of Zosano Pharma Corporation.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock issued or outstanding.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Konstantinos Alataris, our sole director, is the president, chief executive officer and director of Zosano Pharma Corporation, our parent and majority stockholder and may be deemed to have indirect material interests in any or all potential future transactions of us.

We do not have a written policy concerning the review, approval, or ratification of transactions with related persons.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed for each of the fiscal years ended December 31, 2015 and 2014 for: (i) professional services rendered by our principal accountant for the independent audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not included in the professional services described in clause (i) above; (iii) professional services rendered by the principal accountant for tax compliance, tax advice and tax planning; and (iv) products and services provided by the principal accountant that are not included in the services described in clauses (i) through (iii) above. For the fiscal years ended December 31, 2015 and 2014, our principal accountant was Weinberg & Baer LLC.

	Year Ended December 31,
	2015	2014
Audit Fees	$10,500	$10,500
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

All of the fees described above for the years ended December 31, 2015 and 2014, were approved by the Board of Directors.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

For financial statements and footnotes filed as part of this Annual Report, see the Index to Financial Statements beginning on page F-1 of this Annual Report.

(a) (2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a) (3) Exhibits

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

__________

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

Zosano, Inc.

Dated: March 29, 2016	By:	/s/ Konstantinos Alataris
Konstantinos Alataris
Chief Executive Officer, President and Treasurer (Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2016	By:	/s/ Konstantinos Alataris
Konstantinos Alataris
Director

ZOSANO, INC.

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

Zosano, Inc.

We have audited the accompanying balance sheets of Zosano, Inc. (a Delaware corporation) as of December 31, 2015 and 2014 and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zosano, Inc.as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2015, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC

Baltimore, Maryland

March 29, 2016

ZOSANO, INC.

BALANCE SHEET

AS OF DECEMBER 31, 2015 AND DECEMBER 31, 2014

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,063	$100
Total current liabilities	4,063	100

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized as of December 31, 2015 and 2014; none issued or outstanding as of December 31, 2015 and 2014	-	-
Common stock, par value $0.0001 per share, 195,000,000 shares authorized as of December 31, 2015 and 2014; 10,027,000 shares issued and outstanding as of December 31, 2015 and 2014	1,003	1,003
Additional paid-in capital	124,215	95,559
Accumulated Deficit	(129,281)	(96,662)
Total stockholders' deficit	(4,063)	(100)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

ZOSANO, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Year Ended December 31,
	2015	2014
Operating expense:
General and administrative	$32,619	$33,282
Total operating expense	32,619	33,282
Loss from operations	(32,619)	(33,282)
Net loss	$(32,619)	$(33,282)

Comprehensive loss	$(32,619)	$(33,282)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,027,000	10,027,000

The accompanying notes are an integral part of these financial statements.

ZOSANO, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31 2013, 2014 AND 2015

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2013	10,027,000	$1,003	$58,326	$(63,380)	$(4,051)
Settlement of obligations by investors for cash			37,233		37,233
Net loss				(33,282)	(33,282)
Balance - December 31, 2014	10,027,000	1,003	95,559	(96,662)	(100)
Settlement of obligations by investors for cash			28,656		28,656
Net loss				(32,619)	(32,619)
Balance - December 31, 2015	10,027,000	$1,003	$124,215	$(129,281)	$(4,063)

The accompanying notes are an integral part of these financial statements.

ZOSANO, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Year Ended December 31,
	2015	2014
Operating activities:
Net loss	$(32,619)	$(33,282)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accounts payable and accrued liabilities	3,963	(1,951)
Related parties payable	-	(2,000)
Net cash used in operating activities	(28,656)	(37,233)

Investing activities:
Cash provided by investing activities	-	-
Net cash provided by investing activities	-	-

Financing activities:
Proceeds from issuance of common stock	-	-
Dividend paid to investors	-	-
Additional investment through settlement of obligations	28,656	37,233
Net cash provided by financing activities	28,656	37,233

Net (decrease) increase in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental disclosure:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ZOSANO, INC.

NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations

Zosano, Inc. (the Company) has limited operations. The Company was incorporated under the laws of the State of Delaware on September 14, 2011.

On October 31, 2013, the Company entered into a Stock Purchase Agreement (the Purchase Agreement) with Zosano Pharma Corporation, formerly known as ZP Holdings, Inc., a Delaware corporation (Zosano Pharma), pursuant to which the Company issued and sold to Zosano Pharma 10,016,973 shares of the Company common stock, $0.0001 par value, for an aggregate cash purchase price of $365,000.

As a result of the issuance and sale of the Company's common stock to Zosano Pharma pursuant to the Purchase Agreement, a change in control of the Company occurred (in which Zosano Pharma acquired control of the Company). Immediately following the change in control transaction, 10,027,000 shares of the Company's Common Stock were issued and outstanding. The 10,016,973 shares of common stock issued and sold to Zosano Pharma pursuant to the Purchase Agreement represent approximately 99.9% of the Company's issued and outstanding common stock.

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

Basis of Presentation and Use of Estimates

The Company's financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Certain other expense balances on the statements of operations and comprehensive income (loss) have been reclassified to conform to the current period presentation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company has no cash on hand as of December 31, 2015 and 2014.

Revenue

The Company has yet to generate revenue from operations.

Net Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended December 31, 2015 and 2014.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and shareholders' equity. The amendments in ASU 2014-10 are effective prospectively for annual reporting periods beginning after December 15, 2014 and interim periods within those annual periods, however early adoption is permitted for financial statements not yet issued. The Company adopted ASU 2014-10 for the fiscal year ended December 31, 2015, thereby no longer presenting or disclosing any information required by Topic 915. The Company's financial statements will be impacted by the adoption of ASU 2014-10 primarily by the removal of inception-to-date information in the Company's statements of operations, cash flows, and stockholders' deficiency.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This standard sets forth management's responsibility to evaluate, each reporting period, whether there is substantial doubt about the Company's ability to continue as a going concern, and if so, to provide related disclosures. The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, which will be effective for the Company for the quarter ending December 31, 2017. The Company is assessing the impact, if any, of implementing this guidance on its evaluation of going concern.

2. Going Concern

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2015, the cash resources of the Company were insufficient to continue to conduct its normal business operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. General and Administrative Expenses

The Company has been engaged in activities related to the setup and formation of the company. The following summarizes the type of expenses incurred:

	Year Ended December 31,
	2015	2014

General and administrative expense:
Professional fees	$27,550	$28,650
Filing fees	2,795	3,342
Franchise tax expense	2,274	1,200
Other	-	90
Total general and administrative expense	$32,619	$33,282

4. Stockholders' Equity

Preferred Stock

In September 2013, the Company adopted an amended and restated certificate of incorporation by which the Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. As of December 31, 2015, there were no shares of preferred stock issued or outstanding.

Common Stock, Stock Split and Dividend

In September 2013, the Company adopted an amended and restated certificate of incorporation by which the Company is authorized to issue 195,000,000 shares of common stock with a $0.0001 par value, which amended and restated certificate of incorporation went effective on October 21, 2013.

In anticipation of the acquisition of the Company's common stock by Zosano Pharma and on October 21, 2013, the Company completed a 1-for-200 reverse stock split. As a result, existing stockholders held an aggregate of 10,027 shares on a post-split basis. All share and per share amounts have been retroactively restated for the effect of this split.

On October 31, 2013, the Company issued 10,016,973 shares of common stock to Zosano Pharma in exchange for an aggregate cash purchase price of $365,000. Concurrently with the receipt of the proceeds from the sale of its common stock to Zosano Pharma, the Company declared a dividend of the purchase price to its stockholders of record immediately prior to the closing of the purchase transaction.

As of December 31, 2015 and 2014, 10,027,000 shares of common stock were issued and outstanding.

As of December 31, 2015 and 2014, the Company did not have any dilutive securities, such as stock options, warrants, and rights, issued or outstanding.

5. Income Taxes

The Company is subject to taxation in the United States and, for the year ended December 31, 2015 and 2014, state jurisdictions. All tax years are open and subject to examination by the United States and state tax authorities due to the carryforward of net operating losses.

As of December 31, 2015, the Company had available federal income tax net operating loss carryforwards of approximately $129,281 and state net operating loss carryforwards of approximately $67,952. As of December 31, 2014, the Company had available federal income tax net operating loss carryforwards of approximately $96,662 and state net operating loss carryforwards of approximately $35,333. If not utilized, the federal income tax net operating loss carryforwards will begin to expire in 2031 and state net operating loss carryforwards will begin to expire in 2033.

The Company has not completed an analysis under Internal Revenue Service Code (IRC) Sections 382 and 383 to determine if the Company's net operating loss carryforwards are limited due to a change in ownership.

A reconciliation of the effective income tax rate to the federal rate is as follows:

	December 31,
	2015	2014
Federal income tax rate	34.00%	34.00%
State income tax rate	5.85%	5.85%
Change in valuation allowance	-39.85%	-39.85%
	0%	0%

Significant components of the Company's deferred tax assets as of December 31, 2015 and 2014 are summarized in the table below. A valuation allowance of $32,619 and $32,865 for the years ended December 31, 2015 and 2014, respectively, has been established to offset the deferred tax assets as realization of such assets is uncertain.

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$32,619	$32,865
Total deferred tax assets	32,619	32,865
Less: Valuation allowance	(32,619)	(32,865)
Net deferred tax assets	$—	$—

The Company did not identify any material uncertain tax positions.

The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2015 and 2014, the Company had not recognized any interest or penalties on its balance sheets or statements of operations.

6. Related Party Transactions

The Company operated rent-free in the same facility as Zosano Pharma, its parent company, for the year ended December 31, 2015 and 2014.

For the year ended December 31, 2015 and 2014, all of the Company's expenses were paid by Zosano Pharma in order to continue as a going concern.

