Form 10-Q
period 2016-03-31
ZOSANO, INC.
filed 2016-05-16
CIK 1537528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

__________________________________

(Former address, if changed since last report)

__________________________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 2, 2016, there were 10,027,000 shares of common stock, $0.0001 par value per share, issued and outstanding.

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

ITEM 1. Financial Statements

The unaudited condensed financial statements of the registrant for the three months ended March 31, 2016 and 2015 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

ZOSANO, INC.

Condensed Balance Sheets

As of March 31, 2016 and December 31, 2015

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$5,900	$4,063
Total current liabilities	5,900	4,063
Total liabilities	$5,900	$4,063

Stockholders' deficit:
Common stock, $0.0001 par value; 195,000,000 shares authorized, 10,027,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015	1,003	1,003
Additional paid-in capital	129,751	124,215
Accumulated deficit	(136,654)	(129,281)
Total stockholders' deficit	(5,900)	(4,063)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

ZOSANO, INC.

Condensed Statements of Operations

For The Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Operating expense:
General and administrative	$7,373	$10,858
Total operating expense	7,373	10,858
Loss from operations	(7,373)	(10,858)
Net loss	$(7,373)	$(10,858)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	10,027,000	10,027,000

The accompanying notes are an integral part of these financial statements.

ZOSANO, INC.

Condensed Statements of Cash Flows

For The Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(7,373)	$(10,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	1,837	5,401
Contribution of capital for expenses paid by stockholders	5,536	-
Net cash used in operating activities	-	(5,457)

Financing activities:
Additional investment through settlement of obligations	-	5,457
Net cash provided by financing activities	-	5,457

Net decrease in cash	–	–
Cash - Beginning of period	–	–
Cash - End of period	$–	$–

The accompanying notes are an integral part of these financial statements.

ZOSANO, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2016

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

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial positions and results of operations for the periods presented. The financial data and other information disclosed in these notes to the interim condensed financial statements are also unaudited. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any future year. These financial statements should be read in conjunction with the Company's audited financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Significant Accounting Policies

There have been no material changes to the significant accounting policies during the three months ended March 31, 2016, as compared to the significant accounting policies described in Note 1 of the "Notes to Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

2. Going Concern

The accompanying condensed financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2016, the cash resources of the Company were insufficient to continue to conduct its normal business operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. General and Administrative Expenses

The following summarizes the type of expenses incurred during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
General and administrative expense:
Professional fees	$5,600	$7,800
Filing fees	573	901
Franchise tax expense	1,200	2,157
Total general and administrative expense	$7,373	$10,858

4. Stockholders' Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. As of March 31, 2016 and December 31, 2015, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 195,000,000 shares of common stock with a $0.0001 par value. As of March 31, 2016 and December 31, 2015, 10,027,000 shares of common stock were issued and outstanding, of which 10,016,973 shares of common stock was held by Zosano Pharma Corporation (Zosano Pharma), its parent company.

As of March 31, 2016 and December 31, 2015, the Company did not have any dilutive securities, such as stock options, warrants or convertible securities, issued or outstanding.

5. Related Party Transactions

The Company operates in the same facility as Zosano Pharma. In 2016 and 2015, all of the Company's expenses were paid by Zosano Pharma in order to continue as a going concern and accounted for as a contribution to capital.

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

Results of Operations

Three Months Ended March 31, 2016 Compared To Three Months Ended March 31, 2015

Revenue

We have not generated any revenues since our inception.

Operating expenses

Our operating expenses primarily consisted of general and administrative expenses, such as audit and review fees, tax returns preparation fees, transfer agent services, Edgar filing costs, franchise and business taxes, and other professional services. Operating expenses for the three months ended March 31, 2016 and 2015 were $7,373 and $10,858, respectively.

Net loss

Net loss for the three months ended March 31, 2016 was $7,373, as compared to $10,858 for the three months ended March 31, 2015. Our net loss for the three months ended March 31, 2016 and 2015 were comprised entirely of our operating expenses for both periods.

Liquidity and Capital Resources

During the three months ended March 31, 2016 and 2015, because of our operating losses, we did not generate positive operating cash flows. We do not have any cash on hand as of March 31, 2016 and our monthly cash burn is minimal due to our lack of operations. Our current cash needs are being satisfied by Zosano Pharma Corporation, our majority stockholder. We do not believe we will be able to satisfy our cash needs internally until we consummate a merger transaction with a privately-held operating company, and even then there is no assurance we will be able to do so.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2016 compared to December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015	Change
	(unaudited)
Cash	$-	$-	$-
Total Current Assets	-	-	-
Total Assets	-	-	-
Total Current Liabilities	5,900	4,063	1,837
Total Liabilities	$5,900	$4,063	$1,837

Assets and Liabilities

We had no assets as of March 31, 2016 and December 31, 2015. We had liabilities totaling $5,900 as of March 31, 2016, which consisted of accrued expenses related to our 2015 year-end audit fees, transfer agent services and legal fees. As of December 31, 2015, our liabilities consisted of $4,063 of accrued expenses related to our transfer agent services and legal fees.

Stockholders' Deficit

Stockholders' deficit consisted primarily of shares issued to founders and recorded as compensation in the amount of $1,003, capital raised to fund our operations of $55,588, and additional capital provided to settle obligations for $74,163, offset by the accumulated deficit of $136,654 as of March 31, 2016.

Sources and Uses of Cash

We had no cash as of March 31, 2016 and December 31, 2015. All of our operating expenses were paid for as additional paid-in capital by Zosano Pharma Corporation, our majority stockholder.

Cash Flows from Operating Activities. For the three months ended March 31, 2016, our net cash used in operations was $5,536 compared to net cash used in operations of $5,457 for the same period in 2015. Net cash used in operations was primarily due to operating loss adjusted for liabilities remaining unpaid.

Cash Flows from Investing Activities. We did not have any cash flows from investing activities during the three months ended March 31, 2016 and 2015.

Cash Flows from Financing Activities. Net cash flows provided by financing activities in the three months ended March 31, 2016 was $5,536, compared to $5,457 net cash provided by financing activities in the same period in 2015. Net cash provided by financing activities in 2016 and 2015 were principally due to capital investment through settlement of the Company's obligations.

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, includingthe possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and principal financial officer, we have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were ineffective.

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

Zosano, Inc.

Dated: May 16, 2016	By:	/s/ Konstantinos Alataris
Konstantinos Alataris, Ph.D.
President
(Principal Executive Officer)

