Form 10-K
period 2016-12-31
J.E.M. CAPITAL, INC.
filed 2017-05-19
CIK 1537528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

⌧     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR
☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 333-179130

J.E.M. Capital, Inc
(Exact name of registrant as specified in its charter)

Delaware	46-0525801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21/F., One Harbour Square, 181 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong
(Address of principal executive offices)

+ (852) 3705-2610
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ⌧ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to and post such files). Yes ☐ No ⌧

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ⌧ No ☐

Aggregate market value of the voting stock held by non-affiliates: $1,403,780 as of June 30, 2016, based on the reported sales price of such stock of $140 on July 30, 2013. The voting stock held by non-affiliates on June 30, 2016 consisted of 10,027 shares of common stock.  The registrant has used the reported sales price of the stock on July 30, 2013 to calculate the aggregate market value of the voting stock held by non-affiliates as of June 30, 2016 because there has been no trading in our stock since July 30, 2013.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 12, 2017, there were 12,032,400 shares of common stock, par value $0.0001, issued and outstanding.

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

J.E.M. Capital, Inc.

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

As used herein, except as otherwise indicated by context, references to "we,", "us," "our," or the "Company" refer to JEM Capital Inc.

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

On November 14, 2016, Zosano Phama Corporation entered into Stock Purchase Agreements with eighteen (18) foreign investors (the "New Shareholders"), pursuant to which Zosano Pharma Corporation sold an aggregate of 10,016,973 shares of common stock of Zosano, Inc. (the "Company"), or approximately 99.9% of the issued and outstanding common stock of the Company, to the New Shareholders. As a result of the transaction, the New Shareholders acquired approximately 99.9% of the total votes entitled to be cast at any meeting of shareholders, giving them voting control of the Company.  The New Shareholders obtained the funds for the purchase of the Company's common stock in the transaction from each of their available cash on hand.

On December 15, 2016, we filed Articles of Amendment to its Amended Articles of Incorporation (the "Articles of Amendment") with the Secretary of State of Delaware effecting a name change of the Company to J.E.M. Capital, Inc. (the "Corporate Action").  The Corporate Action and the Amended Articles became effective on March 15, 2017, following compliance with notification requirements of the Financial Industry Regulatory Authority. The new CUSIP number for the Company's common stock is 46619V107.  On March 14, 2017, the Financial Industry Regulatory Authority (FINRA) approved the Corporate Action.   The Company's stock is quoted on the OTCQB under the ticker symbol ZOSN, but beginning March 15, 2017, the Company's common stock will begin trading under the symbol JEMC.

On January 5, 2017, we entered into a Share Exchange Agreement with Essential Elements Limited, a British Virgin Islands company ("ESEL"), and Leung Chi Wah Earnest, the principal shareholder of ESEL, pursuant to which the Company issued an aggregate of 2,005,400 shares of common stock, or approximately 17% of the issued and outstanding common stock of the Company, to Mr. Leung in exchange for 100% of the issued and outstanding shares of ESEL.  ESEL owns all of the issued and outstanding shares of J.E.M. Capital Limited, a company organized under the laws of Hong Kong ("JEM Capital"). ESEL and JEM Capital currently have no operations, but include the corporate structure that the Company believes necessary for the acquisition of assets in Hong Kong and China.  ESEL has incurred material expenses setting up such structure.

We are a shell company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). As a shell company, we have no operations and assets.  Our current business plan is to identify a privately held operating company, which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to U.S. capital markets by merging with us through a reverse merger or acquisition.  We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited resources that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any business combination, if one occurs, will be on terms that are favorable to our current stockholders or us. Our principal office is located at 21/F., One Harbour Square, 181 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong and our telephone number is (852) 3705-2610.
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
From October 31, 2013 to November 14, 2016, we have no capital and must depend on Zosano Pharma Corporation, the holder of 99.9% of our outstanding voting securities, to provide us with the necessary funds to implement our business plan. As the result of sales of shares to New Shareholders on November 14, 2016, we must depend on the New Shareholders to provide us with the necessary funds to implement our business plan. We continue to evaluate business opportunities that we may pursue, but we have not reached any definitive agreement or understanding with any person concerning a merger or other business combination.
From January 5, 2017, Earnest Leung appointed Chief Executive Officer and Chairperson of the Board, will be primarily responsible for evaluating business combination opportunities. We believe that business opportunities may come to our attention from various sources, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.
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

Evaluation and Selection of Business Opportunities

Certain types of business acquisition transactions may be completed without requiring us to first submit the transaction to our stockholders for their approval. If the proposed transaction is structured in such a fashion, our stockholders will not be provided with financial or other information relating to the candidate prior to the completion of the transaction.

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

The analysis of business opportunities will be undertaken by or under the supervision of Earnest Leung, our Chief Executive Officer.  In analyzing potential merger candidates, our management will consider, among other things, the following factors:

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

No single factor will control the selection of a business opportunity. Our management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Because of our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired. Although we expect to analyze specific proposals and select a business opportunity in the near future, we are unable to predict when we may consummate a business transaction.

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
Employees
Currently we have three employees including executive officers. We rely exclusively on the expertise of executive officers. Our management expects to use consultants, attorneys and accountants as necessary. The need for employees and their availability will be addressed in connection with the decision on whether or not to acquire or participate in specific business opportunities.
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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Currently we maintain a mailing address at Hong Kong at 21/F., One Harbour Square, 181 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong and our telephone number at this address is (852) 3705-2610. Other than this mailing address, we do not maintain any other office facilities, and do not anticipate the need for maintaining any office facilities at any time in the foreseeable future. We do not pay any rent or other fees for the use of the mailing address. Our management does not believe we will establish a separate office until we have completed a business acquisition transaction. It is not possible to predict what arrangements will actually be made with respect to future office facilities.

ITEM 3 ‑ LEGAL PROCEEDINGS

We are not a party to or otherwise involved in any pending legal proceedings.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 ‑ MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTC Bulletin Board and OTC Markets, OTCQB tier of OTC Link ATS, and has been quoted since July 10, 2012. Our current trading symbol is "JEMC".  There have been a limited number of trades of our common stock since our stock has been quoted on OTCQB. In 2013, 500 shares of our common stock traded during the quarter ended September 30, 2013 at $0.70 per share (or 2.5 shares of our common stock at $140.00 per share, giving effect to the 1-for-200 reverse split of our common stock effected on October 21, 2013). No shares were traded in 2015 and 2016.

The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2015 and December 31, 2016, as reported by OTC Markets, adjusted to reflect the 1-for-200 reverse stock split of our common stock effected on October 21, 2013. The information reflects prices between dealers and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Bid Prices
Year Ended
December 31,	Period	High	Low

2015	First Quarter	$140.00	$140.00
	Second Quarter	$140.00	$140.00
	Third Quarter	$140.00	$140.00
	Fourth Quarter	$140.00	$140.00

2016	First Quarter	$140.00	$140.00
	Second Quarter	$140.00	$140.00
	Third Quarter	$140.00	$140.00
	Fourth Quarter	$140.00	$140.00

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

Holders

As of May 12, 2017, there were 12,032,400 shares of our common stock outstanding held by 66 holders of record and additional shares held in brokerage accounts. Of these shares, 10,327,810 shares are held by non-affiliates and 1,527 shares were free-trading. On the cover page of this filing we valued 10,027 shares held by non-affiliates at $1,403,780 as of June 30, 2016, based on the sales price of the common stock of $140 on July 30, 2013 as reported by OTC Markets, OTCQB tier of OTC Link ATS.  We used the reported sales price of the common stock on July 30, 2013 to calculate the aggregate market value of the shares held by non-affiliates as of June 30, 2016 because there has been no trading in our stock since July 30, 2013.

Warrants

We do not have any warrants to purchase our common stock outstanding.

Dividends

 No dividends were declared or paid for the year ended December 31, 2015 and 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding options or warrants to purchase shares of our common stock under any equity compensation plans.

Currently, we do not have any equity compensation plans and we have never had such a plan. As a result, we did not have any options, warrants or rights outstanding as of December 31, 2015 or 2016.

Recent Issuance of Unregistered Securities

None.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes included on page F-1 of this Annual Report on Form 10-K.  This Annual Report on Form 10-K of J.E.M. Capital, Inc. contains forward-looking statements, principally in this Section and "Business."  Generally, you can identify these statements because they use words like "anticipates," "believes," "expects," "future," "intends," "plans," and similar terms. These statements reflect only our current expectations.  Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing.  You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

On November 14, 2016, Zosano Phama Corporation entered into Stock Purchase Agreements with eighteen (18) foreign investors (the "New Shareholders"), pursuant to which Zosano Pharma Corporation sold an aggregate of 10,016,973 shares of common stock of Zosano, Inc. (the "Company") or approximately 99.9% of the issued and outstanding common stock of the Company, to the New Shareholders. As a result of the transaction, the New Shareholders acquired approximately 99.9% of the total votes entitled to be cast at any meeting of shareholders, giving them voting control of the Company.  The New Shareholders obtained the funds for the purchase of the Company's common stock in the transaction from each of their available cash on hand.

  On November 21, 2016, we obtained written consent by the holder of the majority of the voting power of the Company's capital stock approving amendments to the Company's Articles of Incorporation to change the Company's name from Zosano, Inc. to J.E.M. Capital Inc. The Company has filed Articles of Amendment with the Secretary of State of Delaware, which will become effective upon compliance with notification requirements of the Financial Industry Regulatory Authority.

On January 5, 2017, we entered into a Share Exchange Agreement with Essential Elements Limited, a British Virgin Islands company ("ESEL"), and Leung Chi Wah Earnest, the principal shareholder of ESEL, pursuant to which the Company issued an aggregate of 2,005,400 shares of common stock, or approximately 17% of the issued and outstanding common stock of the Company, to Mr. Leung in exchange for 100% of the issued and outstanding shares of ESEL.  ESEL owns all of the issued and outstanding shares of J.E.M. Capital Limited, a company organized under the laws of Hong Kong ("JEM Capital"). ESEL and JEM Capital currently have no operations, but include the corporate structure that the Company believes necessary for the acquisition of assets in Hong Kong and China.  ESEL has incurred material expenses setting up such structure.

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

Year Ended December 31, 2016 Compared To Year Ended December 31, 2015

	Years Ended December 31,
	2016	2015
Operating expenses:
General and administrative expenses	$35,519	$32,619
Total operating expenses	35,519	32,619

Operating loss	(35,519)	(32,619)

Net loss	$(35,519)	$(32,619)

Revenue

We have never generated any revenue. We do not expect to generate any revenues before we merge with a privately-held operating company desiring to become a publicly-held company.  After a successful merger transaction, we do not know when, or if, we will generate revenue as that will be in the control of the private company that merges with us.

Operating expenses

Our operating expenses primarily consisted of general and administrative expenses, such as audit and review fees, transfer agent services, Edgar filing costs, and other professional services.  Operating expenses for the year ended December 31, 2016 and 2015 were $35,519 and $32,619, respectively.  We anticipate our operating expenses will be approximately $30,000 to $40,000 per year until we successfully merge with a privately-held operating company.

Net loss

Net loss for the fiscal year ended December 31, 2016 was $35,519, or $0.00 per share, as compared to $32,619, or $0.00 per share for the year ended December 31, 2015.  Our net loss for the years ended December 31, 2016 and 2015 were comprised entirely of our operating expenses for both years.  We will continue to operate at a net loss until we merge with a privately-held operating company desiring to become a publicly-held company.  After a successful merger transaction, we do not know when, or if, we will operate at a net profit as that will be in the control of the private company that merges with us.  We anticipate our net loss will primarily consist of our operating expenses until we successfully merge with a private company.

Liquidity and Capital Resources
During the years ended December 31, 2016 and 2015, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of December 31, 2016 was $0 and our monthly cash flow burn rate is minimal due to our lack of operations.  Our current cash needs are being satisfied by stockholders.  We do not believe we will be able to satisfy our cash needs internally until we consummate a merger transaction with a private company, and even then there is no assurance we will be able to do so.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2016 compared to December 31, 2015 are as follows:
	December 31, 2016	December 31, 2015	Change

Cash	$-	$-	$-
Total Current Assets	-	-	-
Total Assets	-	-	-
Total Current Liabilities	9,700	4,063	5,637
Total Liabilities	$9,700	$4,063	$5,637

Assets and Liabilities

We had no assets as of December 31, 2016 and 2015.  We had liabilities totaling $9,700 and $4,063 as of December 31, 2016 and 2015, respectively, which consisted solely of accounts payable and accrued expenses as of both dates.

Stockholders' Deficit

Stockholder's deficit consisted primarily of shares issued to founders in the amount of $1,003, capital raised to fund our operations of $55,589, and additional capital provided to settle obligations for $98,508, offset by our accumulated deficit of $164,800 at December 31, 2016.

Sources and Uses of Cash

We had no cash as of December 31, 2016 and 2015.  Up to November 2016, all of our operating expenses were paid for as additional paid-in capital by Zosano Pharma Corporation, our previous majority stockholder.

Cash Flows from Operating Activities.  For the fiscal year ending December 31, 2016, our net cash used in operations was $29,882 compared to net cash used in operations of $28,656 for the fiscal year ending December 31, 2015.  Net cash used in operations for the year ended December 31, 2016 and 2015 were the result of our net loss adjusting for timing of expense settlement for both years.

Cash Flows from Investing Activities.  We did not have any cash flows from investing activities during the fiscal years ended December 31, 2016 or 2015.

Cash Flows from Financing Activities.  Net cash flows provided by financing activities in the fiscal year ending December 31, 2016 was $29,882, compared to net cash provided by financing activities of $28,656 in the same period in 2015.  Net cash provided by financing activities in 2016 and 2015 were primarily due to investment through settlement of the Company's obligations.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for our fiscal year ended December 31, 2016 and 2015 regarding our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to locate a private company to merge with and our ability to successfully borrow money from our shareholders.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Contractual Obligations

We have no contractual obligations as of December 31, 2016.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

ITEM 8 ‑ FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For financial statements and notes filed as part of this Annual Report, see Index to Financial Statements beginning on page F-1 of this Annual Report.

ITEM 9 ‑ CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officer has concluded that as of December 31, 2016, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2016, due to the material weaknesses described below.

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

(d)	Changes in Internal Control over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers, the principal offices and positions with the Company held by each person as of May 12, 2017.

Name	Age	Position(s)

Leung Chi Wah Earnest	60	Chief Executive Officer and Chairman of Board of Directors
Cheng Sze Ki	38	Chief Financial Officer, Director and Corporate Secretary
John H. Yeung	69	Director
Fang Xihong	39	Director
Zhang Wei	39	Director
Dicha Sun	47	Director

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

On February 2016, stockholders holding a majority of our issued and outstanding stock, acting by written consent, elected Konstantinos Alataris as the Company's sole director.  Each director serves until his or her successor has been duly elected and qualified, or until the director's earlier death, resignation or removal. On February 3, 2016, our Board of Directors appointed Konstantinos Alataris as the Company's Chief Executive Officer, President and Treasurer to hold office until the election and qualification of his successor or until his earlier death, resignation or removal.

On the November 14, 2016, Dr. Konstantinos Alataris, the sole officer and Director of the Company, submitted his resignation from all executive officer positions with the Company, including Chief Executive Officer and President, effective immediately, and as a member of the Board.   On the Closing Date, Cheng Sze Ki (Shirley) was appointed the sole director of the Company.  Following such appointment, Ms. Cheng appointed the following officers and directors of the Company:

John H YEUNG	Chairperson of the Board and CEO
CHENG, Sze Ki (Shirley)	Chief Financial Officer, Director and Corporate Secretary
FANG, Xihong 方 锡 洪	Director
ZHANG, Wei	Director

We announced that effective January 5, 2017, John H. Yeung resigned from his positions as Chief Executive Officer and Chairperson of the Board of Directors.  Mr. Yeung remains a member of the Board of Directors.  Mr. Yeung's resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Also on January 5, 2017, the Board of Directors of the Company appointed Leung Chi Wah Earnest as a Director of the Company, and appointed Dr. Leung as Chairman of the Board of Directors.  Dr. Leung was also appointed the Chief Executive Officer of the Company by the Board of Directors on the same date. Also on January 5, 2017, the Board of Directors of the Company appointed Sun Dicha as a Director of the Company.

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

Earnest Leung has over 20 years' experience in the investment banking industry.  Dr. Leung is currently serves as the Network CN Inc's director since May 11, 2009, and as Chief Executive Officer and Chairperson of the Board of the Company since July 15, 2009. Since November 2004, he has worked as a financial advisor and consultant in Hong Kong and currently serves as a director of Keywin Holdings Limited, an investment company, and of Statezone Ltd, a financial consulting company owned and controlled by Dr. Leung. From June 2009 to August 2011, he also served as a director and chief executive officer of China Boon Holdings Limited, which is listed on Hong Kong Main Board engaging in the distribution of consumer electronic products and home appliances as well as trading of scrap metals and leather and extending its business to cemetery business in 2009.  Prior to that, Dr. Leung served, from September 1994 to October 2004, as Senior Director and Head of Investment, Asia for American Express Bank.  Dr. Leung also held various senior investment positions with BNP Paribas Bank, New Zealand Insurance and Bank of America Trust. Dr. Leung holds an honorary doctor degree from International American University. Dr. Leung was appointed as a director because of his extensive knowledge of capital markets through his various senior positions in financial institutions and because of his in-depth business management experience.

Shirley Cheng Sze Ki, has served as the Network CN Inc.'s (NWCN) Chief Financial Officer since February 2015, and she has served as NWCN's Interim Chief Financial Officer and Corporate Secretary, since April 2012. She has served as the Finance Manager of NCN Group Management Limited, NWCN's subsidiary, since March 2008. Prior to that, Ms. Cheng served from 2004 to 2008 as an auditor with PricewaterhouseCoopers, an international firm of certified public accountants. Ms. Cheng holds a Bachelor's Degree in Business Administration with a major in Accountancy from the Hong Kong Baptist University and is an associate member of the Hong Kong Institute of Certified Public Accountants.

John H. Yeung, Chinese American scientist and entrepreneur. In 1980 Mr. Yeung was hired as a Bell Laboratory senior engineer, where he participated in UNIX, e-mail, and Internet development projects.  Mr. Yeung is well-known in the professional fields of electronic security, electronic applications, electronic networks, parallel super computer systems, wireless technology, office automation systems and other high-tech fields. In 1985, Mr. Yeung founded the YOUNGTECH Incorporation, and in 1995 he established Cyber Express Inc. and created a "global information network", and proposed the creation of "Chinese information superhighway" concept and strategy. In 2003, he invested in SysAir Company and the US Radio Communication Technology Company and served as the Chairman and CEO for each of these three companies.  In 2003, Mr. Yeung organized and launched the New Jersey Chinese America Chamber of Commerce, and in 2006, he established the US-China Export Association.  He served as Chairman of both organizations.

Fang Xihong founded Guangdong Jianchen Real Estate Development Co., Ltd. in November 2008.  The company operates primarily in business services and real estate development, and has successfully operated many specialized markets, including tea, mobile phone and clothing. Prior to that, he was involved in planning and management positions of a many companies and has accumulated a wealth of experience in enterprise operations management. In May 2010, Mr. Fang Xihong founded Guangzhou Jianchen Investment Co., Ltd., and successfully acquired Huilai Nanchun Industrial Co., Ltd. as the Chairman of the board. He also developed Huilai Royal International Plaza, which is a commercial and residential complex. In February 2016, he served as Guangzhou Tea Fox Technology Co., Ltd.'s Chairman and General Manager.  Mr. Fang was born in 1978, and graduated from South China Normal University, where he studied Business Management.

Zhang Wei, a speaker and best-selling author, Mr. Zhang also acts as top business model expert and business consultant in China. He personally taught nearly 10 million entrepreneurs and has acted as a consultant, counseling over 30 listed companies.  Mr. Zhang holds Bachelor's Degree majoring in computer science and application.

Dicha Sun has over 20 years' experience in financial and accounting industry. Mr. Sun is currently serves as Chief Executive Officer, Chief Financial Officer and Chief Information Officer of Hainan Yangpu Zhongzi Group, a projects investment company since 2008. He is also currently serves as Chief Financial Officer and Chief Information Officer of Nanchang Zhongsen Group, a real estate investment company since 2008. Since February 2008, he serves as President of Guangdong FuHuiChuagXing Equity Investment Co., Ltd, Guangzhou Winfund Investment Co., Ltd. and Shenzhen Wellhe Capital Group. Mr. Sun holds a Bachelor's Degree from Hunan College of Finance and Economics and Master's degree from Beihang University. Mr. Sun is a member of the Institute of Financial Accountants in UK and Institute of Financial Planners of Hong Kong. Mr. Sun was appointed as a director because of his extensive financial and accounting knowledge of China markets through his various positions in China.

Compensation of Directors

No compensation has been provided to any of the directors, although they may be reimbursed for any pre-approved out-of-pocket expenses.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Not applicable.

Code of Ethics

We have not adopted a written code of ethics, because we believe and understand that our officers and directors adheres to and follows ethical standards without the necessity of a written policy. Additionally, due to the fact we do not have operations, adopting a code of ethics is unnecessary at this time.

Audit Committee

We do not currently have an audit committee.

Compensation Committee

We do not currently have a compensation committee.

ITEM 11 ‑ EXECUTIVE COMPENSATION

No plan or non-plan compensation has been awarded to, earned by or paid to any of our officers or directors during the fiscal year ended December 31, 2016 and 2015.   In future periods, subsequent to the consummation of a business combination transaction, we anticipate we will pay compensation to our officer(s) and/or director(s).

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of December 31, 2016, there were no employment or other contracts or arrangements with officers or directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12 ‑ SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 5, 2017, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner	Nature of Beneficial Ownership	Number of Shares	Percent of Class (1)	Percent of Total Voting Control of Company
Common Stock	Leung Chi Wah Earnest	Chief Executive Officer and Chairman of Board of Directors	-	0%	0%
Common Stock	Cheng Sze Ki	Chief Financial Officer, Secretary and Director	-	0%	0%
Common Stock	John H. Yeung	Director	-	0%	0%
Common Stock	Fang Xihong	Director	501,350	4.17%	4.17%
Common Stock	Zhang Wei	Director	501,350	4.17%	4.17%
Common Stock	Dicha Sun	Director	-	0%	0%

Common Stock	All Directors and Officers		1,002,700	8.34%	8.34%

Common Stock	Cihan Huang, 21/F, One Harbour Square, No.181, Hoi Bun Road, Kwun Tong, Hong Kong	5% + Shareholder	1,403,780	11.67%	11.67%
Common Stock	Jingzhi Yang, Room 1003, No.159 Tingyuan Road, Dajiating Garden, Haizhu District,Guangzhou,Guangdong, PRC	5% + Shareholder	1,002,700	8.33%	8.33%
Common Stock	Meile Zhou, 2A-6, City Shangu, Tonggu Road, Nanshan District, Shenzhen, Guangdong, PRC	5%+ Shareholder	1,203,240	10.00%	10.00%
Common Stock	Wong Wing Kong, Room 1002, 5th Building, Quanhai Garden, Xin Zhou Road, Futian District, Shenzhen, Guangdong, PRC	5% + Shareholder	1,202,273	9.99%	9.99%
Common Stock	Wing Yan Sharon Lo, Flat B, 20/F, Bayview Park, Chai Wan, Hong Kong.	5% + Shareholder	701,890	5.83%	5.83%
Common Stock	Yuk Chor Wong, 21/F, One Harbour Square, No.181 Hoi Bun Road, Kwun Tong, Hong Kong	5% + Shareholder	1,202,500	9.99%	9.99%
Common Stock	Yun-Qiu Ouyang, Room22, 6th Street, Cuishan Lantian Garden, HuaNan Country Garden, Panyu District，Guangzhou, Guangdong, PRC	5% + Shareholder	601,620	5.00%	5.00%
Common Stock	Total Shares Owned by Persons Named above		7,318,003	60.81	60.81%

(1)
Based on 12,032,400 shares outstanding as of May 5, 2017.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above.  There are no classes of stock other than common stock issued or outstanding.

ITEM 13 ‑ CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have not entered into any material transactions or series of transactions that would be considered material in which any director or executive officer or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

We do not have a written policy concerning the review, approval, or ratification of transactions with related persons.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed for each of the fiscal years ended December 31, 2016 and 2015 for: (i) professional services rendered by our principal accountant for the independent audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not included in the professional services described in clause (i) above; (iii) professional services rendered by the principal accountant for tax compliance, tax advice and tax planning; and (iv) products and services provided by the principal accountant that are not included in the services described in clauses (i) through (iii) above. For the fiscal year ended December 31, 2015 our principal accountant was Weinberg & Baer LLC. The Company subsequently appointed Marcum LLP as its principal accountant for the fiscal year ended December 31, 2016 when Weinberg & Baer LLC declined to stand for re-election due to public company partner rotation requirements. Marcum LLP resigned as principal accountant of the Company in March 2017 having reviewed the company's financial statements for the quarters ended March 31, June 30 and September 30, 2016. During such period, (i) there were no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused them to make references to the subject matter of the disagreements in its reports on the financial statements for such year; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. The Company then appointed Union Power HK CPA Limited to audit the annual financial statements for the fiscal year ended December 31, 2016.

	Year Ended December 31,
	2016	2015
Audit Fees	$13,150	$10,500
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

   All of the fees described above for the years ended December 31, 2016 and 2015, were approved by the Board of Directors.

PART IV

ITEM 15 ‑ EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

For financial statements and footnotes filed as part of this Annual Report, see the Index to Financial Statements beginning on page F-1 of this Annual Report.

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation of Zosano, Inc. filed with the Secretary of State of the State of Delaware on September 24, 2013

3.2 (1)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zosano, Inc. filed with the Secretary of State of the State of Delaware on October 1, 2013

3.3 (1)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zosano, Inc. filed with the Secretary of State of the State of Delaware on October 11, 2013

3.4 (1)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zosano, Inc. filed with the Secretary of State of the State of Delaware on October 17, 2013

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zosano, Inc. filed with the Secretary of State of the State of Delaware on December 15, 2016

3.5 (2)	Bylaws of Zosano, Inc.

10.1 (1)	Stock Purchase Agreement dated as of October 31, 2013 by and between Zosano, Inc. and ZP Holdings, Inc

10.2(3)	Share Exchange Agreement as of January 5, 2017 by and between J.E.M. Capital, Inc., Essential Element Limited and the shareholders of Essential Element Limited

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith.

**  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 6, 2013.
(2)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on January 23, 2012.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 5, 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.E.M. Capital Inc.

	By:	/s/ Earnest Leung
Earnest Leung
Chief Executive Officer
(Principal Executive Officer)
Date: May 19, 2017

	By:	/s/ Sze Ki Cheng
Sze Ki Cheng
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 19, 2017

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Earnest Leung and Sze Ki Cheng, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Earnest Leung	Chief Executive Officer and Director	May 19, 2017
Earnest Leung	(Principal Executive Officer)

/s/ Sze Ki Cheng	Chief Financial Officer and Director	May 19, 2017
Sze Ki Cheng	(Principal Financial and Accounting Officer)

/s/ John H YEUNG	Director	May 19, 2017
John H YEUNG

/s/ FANG, Xihong方锡洪	Director	May 19, 2017
FANG, Xihong方锡洪

/s/ ZHANG, Wei	Director	May 19, 2017
ZHANG, Wei

/s/ Sun Dicha	Director	May 19, 2017
Sun Dicha

J.E.M. CAPITAL, INC.

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of:
J.E.M. Capital, Inc.

We have audited the accompanying balance sheets of J.E.M. Capital, Inc. (the "Company") as of December 31, 2016 and 2015, and the statements of operations and comprehensive loss, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit of the financial statements included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses of $35,519 and $32,619 for the years ended December 31, 2016 and 2015, respectively. Additionally, the Company used net cash in operating activities of $29,882 and $28,656 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the Company recorded stockholders' deficit of $9,700 and $4,063, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UNION POWER HK CPA LIMITED
UNION POWER HK CPA LIMITED
Certified Public Accountants
Hong Kong SAR
May 17, 2017

J.E.M. CAPITAL INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2016 AND DECEMBER 31, 2015

	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$9,700	$4,063

Total current liabilities	9,700	4,063

Commitments and contingencies

Stockholders' equity:

Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized as of December 31, 2016 and 2015; none issued or outstanding as of December 31, 2016 and 2015	-	-
Common stock, par value $0.0001 per share, 195,000,000 shares authorized as of December 31, 2016 and 2015; 10,027,000 shares issued and outstanding as of December 31, 2016 and 2015	1,003	1,003
Additional paid-in capital	154,097	124,215
Accumulated Deficit	(164,800)	(129,281)
Total stockholders' deficit	(9,700)	(4,063)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

J.E.M. CAPITAL INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Year Ended December 31,
	2016	2015
Operating expense:
General and administrative	$35,519	$32,619
Total operating expense	35,519	32,619
Loss before income taxes	(35,519)	(32,619)
Provision from income taxes	$-	$-

Net loss	$(35,519)	$(32,619)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	10,027,000	10,027,000

The accompanying notes are an integral part of these financial statements.

J.E.M. CAPITAL INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2016

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2014	10,027,000	$1,003	$95,559	$(96,662)	$(100)
Settlement of obligations by investors for cash			28,656		28,656
Net loss				(32,619)	(32,619)
Balance - December 31, 2015	10,027,000	1,003	124,215	(129,281)	(4,063)
Settlement of obligations by investors for cash			29,882		29,882
Net loss				(35,519)	(35,519)
Balance - December 31, 2016	10,027,000	$1,003	$154,097	$(164,800)	$(9,700)

The accompanying notes are an integral part of these financial statements.

J.E.M. CAPITAL INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Year Ended December 31,
	2016	2015
Operating activities:
Net loss	$(35,519)	$(32,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	5,637	3,963
Net cash used in operating activities	(29,882)	(28,656)

Financing activities:
Additional investment through settlement of obligations	29,882	28,656
Net cash provided by financing activities	29,882	28,656

Net (decrease) increase in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental disclosure:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

J.E.M. CAPITAL INC.
NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Nature of Operations

J.E.M. Capital Inc. (the "Company") has limited operations. The Company was incorporated under the laws of the State of Delaware on September 14, 2011.

On October 31, 2013, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Zosano Pharma Corporation, formerly known as ZP Holdings, Inc., a Delaware corporation (Zosano Pharma), pursuant to which the Company issued and sold to Zosano Pharma 10,016,973 shares of the Company common stock, $0.0001 par value, for an aggregate cash purchase price of $365,000. As a result of the issuance and sale of the Company's common stock to Zosano Pharma pursuant to the Purchase Agreement, a change in control of the Company occurred (in which Zosano Pharma acquired control of the Company). Immediately following the change in control transaction, 10,027,000 shares of the Company's Common Stock were issued and outstanding. The 10,016,973 shares of common stock issued and sold to Zosano Pharma pursuant to the Purchase Agreement represent approximately 99.9% of the Company's issued and outstanding common stock.

On November 14, 2016, Zosano Phama entered into Stock Purchase Agreements with eighteen (18) foreign investors (the "New Shareholders"), pursuant to which Zosano Pharma sold an aggregate of 10,016,973 shares of common stock of Zosano, Inc. or approximately 99.9% of the issued and outstanding common stock of the Company, to the New Shareholders.

On January 5, 2017, the Company entered into a Share Exchange Agreement (the "Agreement") with Essential Elements Limited, a British Virgin Islands company ("ESEL"), and Leung Chi Wah Earnest, the principal shareholder of ESEL, pursuant to which the Company issued an aggregate of 2,005,400 shares of common stock, or approximately 17% of the issued and outstanding common stock of the Company, to Mr. Leung in exchange for 100% of the issued and outstanding shares of ESEL.  ESEL owns all of the issued and outstanding shares of J.E.M. Capital Limited, a company organized under the laws of Hong Kong ("JEM Capital").

ESEL and JEM Capital currently have no operations, but include the corporate structure that the Company believes necessary for the acquisition of assets in Hong Kong and China.  ESEL has incurred material expenses setting up such structure.

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

J.E.M. CAPITAL INC.
NOTES TO FINANCIAL STATEMENTS

Revenue

The Company has yet to generate revenue from operations.

Net Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the years ended December 31, 2016 and 2015.

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

In October 2016, the FASB issued ASU 2016-17 "Consolidation (Topic 810): Interests held through Related Parties that are under Common Control", to amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments are effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the impact of ASU 2016-17 on its consolidated financial position, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business", to clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments are effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the impact of ASU 2017-01 on its consolidated financial position, results of operations and cash flows.

2.  Going Concern

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2016, the cash resources of the Company were insufficient to continue to conduct its normal business operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

J.E.M. CAPITAL INC.
NOTES TO FINANCIAL STATEMENTS

3.  General and Administrative Expenses

The Company has been engaged in activities related to the setup and formation of the company.  The following summarizes the type of expenses incurred:

	Year Ended December 31,
	2016	2015

General and administrative expense:
Professional fees	$31,548	$27,550
Filing fees	2,740	2,795
Franchise tax expense	1,231	2,274
Total general and administrative expense	$35,519	$32,619

4.  Stockholders' Equity

Preferred Stock

In September 2013, the Company adopted an amended and restated certificate of incorporation by which the Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. As of December 31, 2016, there were no shares of preferred stock issued or outstanding.

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

As of December 31, 2016 and 2015, 10,027,000 shares of common stock were issued and outstanding.

As of December 31, 2016 and 2015, the Company did not have any dilutive securities, such as stock options, warrants, and rights, issued or outstanding.

J.E.M. CAPITAL INC.
NOTES TO FINANCIAL STATEMENTS

5.  Income Taxes

The Company is subject to taxation in the United States and, for the years ended December 31, 2016 and 2015, state jurisdictions.

As of December 31, 2016, the Company had available federal income tax net operating loss carryforwards of approximately $164,800 and state net operating loss carryforwards of approximately $103,471. As of December 31, 2015, the Company had available federal income tax net operating loss carryforwards of approximately $129,281 and state net operating loss carryforwards of approximately $67,952. If not utilized, the federal income tax net operating loss carryforwards will begin to expire in 2031 and state net operating loss carryforwards will begin to expire in 2033.

A reconciliation of the effective income tax rate to the federal rate is as follows:

	December 31,
	2016	2015
Federal income tax rate	34.00%	34.00%
State income tax rate	5.85%	5.85%
Change in valuation allowance	-39.85%	-39.85%
	0%	0%

Significant components of the Company's deferred tax assets as of December 31, 2016 and 2015 are summarized in the table below. A valuation allowance of $56,032 and $43,956 for the years ended December 31, 2016 and 2015, respectively, has been established to offset the deferred tax assets as realization of such assets is uncertain.

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$56,032	$43,956
Total deferred tax assets	56,032	43,956
Less: Valuation allowance	(56,032)	(43,956)
Net deferred tax assets	$-	$-

The Company did not identify any material uncertain tax positions.

The Company's policy is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2016 and 2015, the Company had not recognized any interest or penalties on its financial statements.

J.E.M. CAPITAL INC.
NOTES TO FINANCIAL STATEMENTS

6.   Related Party Transactions

The Company operated rent-free in the same facility as Zosano Pharma, its parent company, for the year ended December 31, 2015 and period from January to November 2016.

For the year ended December 31, 2015 and for the period from January to November 2016, all of the Company's expenses were paid by Zosano Pharma in order to continue as a going concern. Started from December 2016, the Company's expenses was paid from the proceeds of director's loan.