Form 10-Q
period 2017-03-31
J.E.M. CAPITAL, INC.
filed 2017-05-19
CIK 1537528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 333-179130

 J.E.M. Capital, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-0525801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21/F., One Harbour Square, 181 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong
(Address of principal executive offices)
 (852) 3705 2610
Registrant's telephone number, including area code (Former address, if changed since last report) (Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ⌧

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ⌧

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ☐

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 12, 2017, there were 12,032,400 shares of common stock, $0.0001 par value per share, issued and outstanding.

J.E.M. CAPITAL, INC.
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

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

ITEM 1.   Financial Statements

The unaudited consolidated financial statements of the registrant for the three months ended March 31, 2017 and non-consolidated financial statements for 2016 follows. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

CONSOLIDATED FINANCIAL STATEMENTS

Page
Balance Sheets as of March 31, 2017 (Consolidated and unaudited) and as of December 31, 2016 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 2017 (Consolidated and unaudited) and 2016 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 2017 (Consolidated and unaudited) and 2016 (Unaudited)

Notes to Financial Statements (Unaudited)

J.E.M. CAPITAL, INC.
Balance Sheets
As of March 31, 2017 and December 31, 2016

	March 31,	December 31,
	2017	2016
	(Consolidated and unaudited)
ASSETS
Current assets:
Cash	$2,156	$-
Deposit paid	550	-
Total current assets	2,706	-

Equipment, Net	4,381	-

Total assets	$7,087	$-
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$66,205	$9,700
Due to director	27,366	-
Total current liabilities
Total liabilities	$93,571	$9,700

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized as of March 31, 2017 and December 31, 2016; none issued or outstanding as of March 31, 2017 and December 31, 2016	-	-
Common stock, $0.0001 par value; 195,000,000 shares authorized, 12,032,400 shares and 10,027,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	1,203	1,003
Additional paid-in capital	154,097	154,097
Accumulated deficit	(241,784)	(164,800)
Total stockholders' deficit	(86,484)	(9,700)

Total liabilities and stockholders' deficit	$7,087	$-

The accompanying notes are an integral part of these consolidated financial statements.

J.E.M. CAPITAL, INC.
Statements of Operations
For The Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
	(Consolidated and unaudited)	(Unaudited)
Operating expense:
General and administrative	$76,984	$7,373
Total operating expense	76,984	7,373

Loss before income taxes	(76,984)	(7,373)

Provision for income taxes	-	-

Net loss	$(76,984)	$(7,373)

Net loss per common share - basic and diluted	$(0.006)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	11,920,989	10,027,000

The accompanying notes are an integral part of these financial statements.

J.E.M. CAPITAL, INC.
Statements of Cash Flows
For The Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
	(Consolidated and unaudited)	(Unaudited)
Operating activities:
Net loss	$(76,984)	$(7,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	382	-
Accounts payable and accrued liabilities	51,842	1,837
Net cash used in operating activities	$(24,760)	(5,536)

Investing activities:
Purchase of equipment	$(450)	-
Net cash used in investing activities	$(450)	-

Financing activities:
Proceeds from director	27,366	-
Contribution from stockholders	-	5,536
Net cash provided by financing activities	$27,366	5,536

Net increase in cash	2,156	–

Cash - Beginning of period	–	–

Cash - End of period	$2,156	$–

The accompanying notes are an integral part of these financial statements.

J.E.M. CAPITAL, INC.
Notes to Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial positions and results of operations for the periods presented. The financial data and other information disclosed in these notes to the interim condensed consolidated financial statements are also unaudited. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any future year. These consolidated financial statements should be read in conjunction with the Company's audited financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

There have been no material changes to the significant accounting policies during the three months ended March 31, 2017, as compared to the significant accounting policies described in Note 3 of the "Notes to Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

2.  Summary of Significant Accounting Policies

Nature of Operations

J.E.M. Capital, Inc. (the Company) was incorporated under the laws of the State of Delaware on September 14, 2011 and has had limited operations since inception. The Company's current business plan is to seek to identify a privately held operating company desiring to become a publicly held company by merging with the Company through a reverse merger or acquisition. The Company is a shell company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934. As a shell company, the Company has no operations and assets.

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

J.E.M. CAPITAL, INC.
Notes to Financial Statements (Unaudited)

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. The preparation of the accompanying condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries for which it is the primary beneficiary. Upon making this determination, the Company is deemed to be the primary beneficiary of the entity, which is then required to be consolidated for financial reporting purposes. All significant intercompany transactions and balances have been eliminated upon consolidation.

Income Taxes

The Company accounts for income taxes under ASC Topic 740. Under ASC Topic 740, deferred tax assets and liabilities are provided for the future tax effects attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from items including tax loss carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or reversed. Under ASC Topic 740, the expense or benefit related to adjusting deferred tax assets and liabilities as a result of a change in tax rates is recognized in income or loss in the period that includes the enactment date.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed in accordance with ASC Topic 260 by dividing the net income (loss) attributable to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding.

The diluted net loss per share is the same as the basic net loss per share for the three months ended March 31, 2017 and 2016, as all potential ordinary shares are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

J.E.M. CAPITAL, INC.
Notes to Financial Statements (Unaudited)

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

3.  Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2017, the cash resources of the Company were insufficient to continue to conduct its normal business operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

J.E.M. CAPITAL, INC.
Notes to Financial Statements (Unaudited)

4.  General and Administrative Expenses

The following summarizes the type of expenses incurred during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(Consolidated and unaudited)	(Unaudited)
General and administrative expense:
Professional fees	$7,213	5,600
Filing fees	4,443	573
Franchise tax expense	2,467	1,200
Salary and related expense	52,610	-
Depreciation	382	-
Other office expenses	9,869	-
Total general and administrative expense	$76,984	$7,373

5.  Stockholders' Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. As of March 31, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

Common Stock

On January 5, 2017, the Company entered into a Share Exchange Agreement with Essential Elements Limited, a British Virgin Islands company ("ESEL"), and Leung Chi Wah Earnest, the principal shareholder of ESEL, pursuant to which the Company issued an aggregate of 2,005,400 shares of common stock, or approximately 17% of the issued and outstanding common stock of the Company, to Mr. Leung in exchange for 100% of the issued and outstanding shares of ESEL.  ESEL owns all of the issued and outstanding shares of J.E.M. Capital Limited, a company organized under the laws of Hong Kong ("JEM Capital"). ESEL and JEM Capital currently have no operations, but include the corporate structure that the Company believes necessary for the acquisition of assets in Hong Kong and China.  ESEL has incurred material expenses setting up such structure.
The Company is authorized to issue 195,000,000 shares of common stock with a $0.0001 par value. As of March 31, 2017 and December 31, 2016, 12,032,400 shares and 10,027,000 shares of common stock were issued and outstanding, respectively.

As of March 31, 2017 and December 31, 2016, the Company did not have any dilutive securities, such as stock options, warrants or convertible securities, issued or outstanding.

J.E.M. CAPITAL, INC.
Notes to Financial Statements (Unaudited)

6.   Related Party Transactions

During the three months ended March 31, 2017, the Company received loans of $27,366 from its director. As of March 31, 2017, the Company recorded an amount of $27,366 payable to director. The amount is unsecured, bears no interest and is repayable on demand. Up to November 2016, all of the Company's expenses were paid by Zosano Pharma, the previous parent company, in order to continue as a going concern.

7.   Income taxes

Income taxes for the wholly owned foreign subsidiaries are computed at the applicable tax rate in the country in which the Subsidiary operates. The foreign subsidiary located in had a net operating loss of approximately $62,800 in the current period. The net operating loss may result in future income tax benefits, however, because realization is uncertain at this time, any deferred tax assets generated by the loss will be offset by a valuation allowance of the same amount.

	Three Months Ended March 31,
	2017	2016
	(Consolidated and unaudited)	(Unaudited)
United States	$14,135	$7,373
Foreign	62,849	-
	$76,984	$7,373

As of March 31, 2017, the Company had available US federal income tax net operating loss carryforwards of approximately $178,900 and State net operating loss carryforwards of approximately $117,600. As of December 31, 2016, the Company had available federal income tax net operating loss carryforwards of approximately $164,800 and state net operating loss carryforwards of approximately $103,500. If not utilized, the federal income tax net operating loss carryforwards will begin to expire in 2031 and state net operating loss carryforwards will begin to expire in 2033.

The net operating loss carryforwards indicated above represent the principle component of the Company's deferred tax assets as of March 31, 2017 and December 31, 2016. Deferred tax assets of approximately $60,800 and $56,000 as of March 31, 2017 and December 31, 2016, respectively, will be offset by valuation allowance of the same amounts as realization of such assets is uncertain.

The Company' income tax returns are subject to examination for three years from the date filed or the due date, whichever is later.

The Company did not identify any material uncertain tax positions.

The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. As of March 31, 2017 and December 31, 2016, the Company did not recognize any interest or penalties in its financial statements.

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

Results of Operations

Three Months Ended March 31, 2017 Compared To Three Months Ended March 31, 2016

Revenue
We have not generated any revenues since our inception.

Operating expenses
Our operating expenses primarily consisted of general and administrative expenses, such as salary and related expenses, audit and review fees, tax returns preparation fees, transfer agent services, Edgar filing costs, franchise and business taxes, other professional services and general office expenses. Operating expenses for the three months ended March 31, 2017 and 2016 were $76,984 and $7,373, respectively. The increase in operating expenses was due to the increase in salary and related expenses paid for officers and the legal fee paid for the change of name of the Company for the three months ended March 31, 2017.

Net loss
Net loss for the three months ended March 31, 2017 was $76,984, as compared to $7,373 for the three months ended March 31, 2016.  The increase in net loss was due to the increase in salary and related expenses paid for officers and the legal fee paid for the change of name of the Company for the three months ended March 31, 2017.

Liquidity and Capital Resources
As of March 31, 2017, we had cash of $2,156, as compared to $nil as of December 31, 2016, an increase of $2,156 with the increase of proceeds from director's loan. During the three months ended March 31, 2017 and 2016, because of our operating losses, we did not generate positive operating cash flows.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2017 compared to December 31, 2016 are as follows:

	March 31, 2017 (Unaudited)	December 31, 2016	Change

Cash	$2,156	$-	$2,156
Deposit paid	550	-	550
Total Current Assets	2,706	-	2,706
Equipment, net	4,381	-	4,381
Total Assets	7,087	-	7,087
Total Current Liabilities	93,571	9,700	73,871
Total Liabilities	$93,571	$9,700	$73,871
Assets and Liabilities
As of March 31, 2017, we had assets mainly related to office equipment. We had liabilities totalling $93,571 as of March 31, 2017, which consisted of accrued expenses related to salary, office expenses, audit fees, transfer agent services and legal fees. As of December 31, 2016, our liabilities consisted of $9,700 of accrued expenses related to our transfer agent services, legal fees and audit fee.

Stockholders' Deficit
Stockholders' deficit consisted primarily of shares issued to founders in the amount of $1,203, capital raised to fund our operations of $55,589, and additional capital provided to settle obligations for $98,508, offset by the accumulated deficit of $241,784 as of March 31, 2017.

         Cash Flows from Operating Activities.  For the three months ended March 31, 2017, our net cash used in operations was $24,760 compared to $nil net cash used in operations for the same period in 2016.  This was mainly attributable to increase in expenses during the three months ended March 31, 2017.
Cash Flows from Investing Activities.  For the three months ended March 31, 2017, our net cash used in investing activities was $450 compared to $nil net cash used in investing activities for the same period in 2016.  This was attributable to the purchase of equipment during the three months ended March 31, 2017.
         Cash Flows from Financing Activities.  Net cash flows provided by financing activities in the three months ended March 31, 2017 was $27,366, compared to $5,536 net cash provided by financing activities in the same period in 2016.  The increase was mainly due to increase in proceeds from director's loan for financing our operations during the three months ended March 31, 2017.
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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and principal financial officer, we have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were ineffective.

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

J.E.M. Capital, Inc.

Dated: May 19, 2017	By:	/s/ Earnest Leung
Earnest Leung
Chief Executive Officer

Dated: May19, 2017	By:	/s/ Cheng Sze Ki
Cheng Sze Ki
Chief Financial Officer