Form 10-Q
period 2017-09-30
J.E.M. CAPITAL, INC.
filed 2017-11-14
CIK 1537528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 10, 2017, there were 12,032,400 shares of common stock, $0.0001 par value per share, issued and outstanding.

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

ITEM 1.   Financial Statements

The unaudited consolidated financial statements of the registrant for the three and nine months ended September 30, 2017 and non-consolidated financial statements for 2016 follows. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

CONSOLIDATED FINANCIAL STATEMENTS

Page

Balance Sheets as of September 30, 2017 (Consolidated and unaudited) and as of December 31, 2016 (audited)	4

Statements of Operations for the Three and Nine Months Ended September 30, 2017 (Consolidated and unaudited) and 2016 (Unaudited)	5

Statements of Cash Flows for the Nine Months Ended September 30, 2017 (Consolidated and unaudited) and 2016 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7-11

J.E.M. CAPITAL, INC.
Balance Sheets
As of September 30, 2017 and December 31, 2016

	September 30,	December 31,
	2017	2016
	(Consolidated and unaudited)
ASSETS
Current assets:
Cash	$106	$-
Deposit paid	550	-
Total current assets	656	-

Equipment, Net	1,121	-

Total assets	$1,777	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$17,839	$9,700
Due to shareholder	59,984	-
Due to director	81,925	-
Total current liabilities	159,748	9,700

Total liabilities	159,748	9,700

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized as of September 30, 2017 and December 31, 2016; none issued or outstanding as of September 30, 2017 and December 31, 2016	-	-
Common stock, $0.0001 par value; 195,000,000 shares authorized, 12,032,400 shares and 10,027,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	1,203	1,003
Additional paid-in capital	154,097	154,097
Accumulated deficit	(313,271)	(164,800)
Total stockholders' deficit	(157,971)	(9,700)

Total liabilities and stockholders' deficit	$1,777	$-

The accompanying notes are an integral part of these financial statements.

J.E.M. CAPITAL, INC.
Statements of Operations
For The Three and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Operating expense:
General and administrative	$21,163	6,481	$148,471	$25,219
Total operating expense	21,163	6,481	148,471	25,219
Loss before provision for income taxes	(21,163)	(6,481)	(148,471)	(25,219)
Provision for income taxes	-	-	-	-
Net loss	$(21,163)	$(6,481)	$(148,471)	$(25,219)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	12,032,400	10,027,000	11,995,671	10,027,000

The accompanying notes are an integral part of these financial statements.

J.E.M. CAPITAL, INC.
Statements of Cash Flows
For The Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30
	2017	2016
	(Consolidated and unaudited)	(Unaudited)
Operating activities:
Net loss	$(148,471)	$(25,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,009	-
Changes in assets and liabilities
Increased/(decreased) in Accounts payable and accrued liabilities	3,476	(3,159)
Net cash used in operating activities	(143,986)	(28,378)

Investing activities:
Proceeds from disposal of fixed assets	$2,633	-
Purchase of equipment	(450)

Net cash generated from investing activities	2,183	-

Financing activities:
Increased in Contribution of capital for expenses paid by stockholders	-	28,378
Proceeds from shareholder	59,984
Proceeds from director	81,925	-
Net cash provided by financing activities	141,909	28,378

Net increase in cash	106	–

Cash - Beginning of period	–	–

Cash - End of period	$106	$–

The accompanying notes are an integral part of these financial statements.

J.E.M. CAPITAL, INC.
Notes to Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial positions and results of operations for the periods presented. The financial data and other information disclosed in these notes to the interim condensed consolidated financial statements are also unaudited. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any future year. These consolidated financial statements should be read in conjunction with the Company's audited financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

There have been no material changes to the significant accounting policies during the three and nine months ended September 30, 2017, as compared to the significant accounting policies described in Note 3 of the "Notes to Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

The diluted net loss per share is the same as the basic net loss per share for the three and nine months ended September 30, 2017 and 2016, as all potential ordinary shares are anti-dilutive and are therefore excluded from the computation of diluted net loss per share.

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

3.  Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2017, the cash resources of the Company were insufficient to continue to conduct its normal business operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

J.E.M. CAPITAL, INC.
Notes to Financial Statements (Unaudited)

4.  General and Administrative Expenses

The following summarizes the type of expenses incurred during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Consolidated and unaudited)		(Consolidated and unaudited)
General and administrative expense:
Professional fees	$9,166	$5,780	$25,493	$21,948
Filing fees	1,170	701	6,938	2,040
Franchise Tax expense	-	-	3,307	1,231
Salary and related expenses	8,884	-	95,133	-
Depreciation	219	-	1,008	-
Other office expenses	1,724	-	16,592	-
Total general and administrative expense	$21,163	$6,481	$148,471	$25,219

5.  Stockholders' Equity

Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. As of September 30, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

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
The Company is authorized to issue 195,000,000 shares of common stock with a $0.0001 par value. As of September 30, 2017 and December 31, 2016, 12,032,400 shares and 10,027,000 shares of common stock were issued and outstanding, respectively.

As of September 30, 2017 and December 31, 2016, the Company did not have any dilutive securities, such as stock options, warrants or convertible securities, issued or outstanding.

J.E.M. CAPITAL, INC.
Notes to Financial Statements (Unaudited)

6.   Related Party Transactions

During the nine months ended September 30, 2017, the Company received loans of $81,925 and $59,984 from its director and shareholder respectively. As of September 30, 2017, the Company recorded an amount of $81,925 and $59,984 payable to director and shareholder respectively. The amount is unsecured, bears no interest and is repayable on demand. Up to November 2016, all of the Company's expenses were paid by Zosano Pharma, the previous parent company, in order to continue as a going concern.

7.   Income taxes

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The loss before income taxes by geographical locations for the three and nine months ended September 30, 2017 and 2016 were summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Consolidated and unaudited)		(Consolidated and unaudited)

United States	$10,540	$6,481	$35,198	$25,219
Foreign	10,623	-	113,273	-
	$21,163	$6,481	$148,471	$25,219

All tax years are open and subject to examination by the US tax authorities.

As of September 30, 2017, the Company had available federal income tax net operating loss carryforwards of approximately $200,000 and state net operating loss carryforwards of approximately $138,700. As of December 31, 2016, the Company had available federal income tax net operating loss carryforwards of approximately $164,800 and state net operating loss carryforwards of approximately $103,500. If not utilized, the federal income tax net operating loss carryforwards will begin to expire in 2031 and state net operating loss carryforwards will begin to expire in 2033.

The net operating loss carryforwards indicated above represent the principle component of the Company's deferred tax assets as of September 30, 2017 and December 31, 2016. Deferred tax assets of approximately $68,000 and $56,000 as of September 30, 2017 and December 31, 2016, respectively, will be offset by valuation allowance of the same amounts as realization of such assets is uncertain.

The Company' income tax returns are subject to examination for three years from the date filed or the due date, whichever is later.

The Company did not identify any material uncertain tax positions.

The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. For the period ended September 30, 2017 and 2016, the Company did not recognize any interest or penalties in its financial statements.

8.   Lease commitment

The Company signed a lease agreement in December 2016 for the period from January 1, 2017 to December 31, 2021.  Annual rent is $2,200 lease expense amounted to $1,650 and zero for the nine months ended September 30, 2017 and 2016, respectively.

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

Results of Operations
Three Months Ended September 30, 2017 Compared To Three Months Ended September 30, 2016
Revenue
We have not generated any revenues since our inception.

Operating expenses
Our operating expenses primarily consisted of general and administrative expenses, such as salary and related expenses, audit and review fees, tax returns preparation fees, transfer agent services, Edgar filing costs, franchise and business taxes, other professional services and general office expenses. Operating expenses for the three months ended September 30, 2017 and 2016 were $21,163 and $6,481, respectively. The increase in operating expenses was due to the increase in salary and related expenses paid for officers for the three months ended September 30, 2017.

Net loss
Net loss for the three months ended September 30, 2017 was $21,163, as compared to $6,481 for the three months ended September 30, 2016.  The increase in net loss was due to the increase in salary and related expenses paid for the three months ended September 30, 2017.

Nine Months Ended September 30, 2017 Compared To Nine Months Ended September 30, 2016
Revenue
We have not generated any revenues since our inception.
Operating expenses
Our operating expenses primarily consisted of general and administrative expenses, such as audit and review fees, tax returns preparation fees, transfer agent services, Edgar filing costs, franchise and business taxes, and other professional services. Operating expenses for the nine months ended September 30, 2017 and 2016 were $148,471 and $25,219, respectively. The increase in operating expenses was due to the increase in salary and related expenses paid for officers and the legal fee paid for the change of name of the Company for the nine months ended September 30, 2017.

Net loss
Net loss for the nine months ended September 30, 2017 was $148,471, as compared to $25,219 for the nine months ended September 30, 2016.  The increase in net loss was due to the increase in salary and related expenses paid for officers and the legal fee paid for the change of name of the Company for the nine months ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2017, we had cash of $106, as compared to $nil as of December 31, 2016, an increase of $106 with the increase of proceeds from director's loan. During the nine months ended September 30, 2017 and 2016, because of our operating losses, we did not generate positive operating cash flows.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2017 compared to December 31, 2016 are as follows:

	September 30, 2017 (Unaudited)	December 31, 2016	Change

Cash	$106	$-	$106
Deposit paid	550	-	550
Total Current Assets	656	-	656
Equipment, net	1,121	-	1,121
Total Assets	1,777	-	1,777
Total Current Liabilities	159,748	9,700	150,048
Total Liabilities	$159,748	$9,700	$150,048

Assets and Liabilities

As of September 30, 2017, we had assets mainly related to office equipment. We had liabilities totalling $159,748 as of September 30, 2017, which consisted of accrued expenses related to salary, office expenses, audit fees, transfer agent services and legal fees. As of December 31, 2016, our liabilities consisted of $9,700 of accrued expenses related to our transfer agent services, legal fees and audit fee.

Stockholders' Deficit

Stockholders' deficit consisted primarily of shares issued to founders in the amount of $1,203, capital raised to fund our operations of $55,589, and additional capital provided to settle obligations for $98,508, offset by the accumulated deficit of $313,271 as of September 30, 2017.

         Cash Flows from Operating Activities.  For the nine months ended September 30, 2017, our net cash used in operations was $143,986 compared to $28,378 net cash used in operations for the same period in 2016.  This was mainly attributable to increase in expenses during the nine months ended September 30, 2017.

Cash Flows from Investing Activities.  For the nine months ended September 30, 2017, our net generated from investing activities was $2,183 compared to $nil net cash used in investing activities for the same period in 2016.  This was attributable to the net effect of proceeds from disposal and purchase of equipment during the nine months ended September 30, 2017.

         Cash Flows from Financing Activities.  Net cash flows provided by financing activities in the nine months ended September 30, 2017 was $141,909, compared to $28,378 in the same period in 2016.  The increase was mainly due to increase in proceeds from director's and shareholder's loan for financing our operations during the nine months ended September 30, 2017.

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

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and principal financial officer, we have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were ineffective.

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

J.E.M. Capital, Inc.

Dated: November 14, 2017	By:	/s/ Earnest Leung
Earnest Leung
Chief Executive Officer

Dated: November 14, 2017	By:	/s/ Cheng Sze Ki
Cheng Sze Ki
Chief Financial Officer