Form 10-K
period 2017-12-31
J.E.M. CAPITAL, INC.
filed 2018-03-29
CIK 1537528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

⌧     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Aggregate market value of the voting stock held by non-affiliates: $1,249,364,200 as of June 30, 2017, based on the reported sales price of such stock of $140 on July 30, 2013. The voting stock held by non-affiliates on June 30, 2017 consisted of 8,924,030 shares of common stock. The registrant has used the reported sales price of the stock on July 30, 2013 to calculate the aggregate market value of the voting stock held by non-affiliates as of June 30, 2017 because there has been no trading in our stock since July 30, 2013.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 16, 2018, there were 12,032,400 shares of common stock, par value $0.0001, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

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

On January 5, 2017, we entered into a Share Exchange Agreement with Essential Elements Limited, a British Virgin Islands company ("ESEL"), and Leung Chi Wah Earnest, the principal shareholder of ESEL, pursuant to which the Company issued an aggregate of 2,005,400 shares of common stock, or approximately 17% of the issued and outstanding common stock of the Company, to Mr. Leung in exchange for 100% of the issued and outstanding shares of ESEL. ESEL owns all of the issued and outstanding shares of J.E.M. Capital Limited, a company organized under the laws of Hong Kong ("JEM Capital"). ESEL and JEM Capital currently have no operations but include the corporate structure that the Company believes necessary for the acquisition of assets in Hong Kong and China. ESEL has incurred material expenses setting up such structure.

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
Employees
Currently we have two employees including executive officers. We rely exclusively on the expertise of executive officers. Our management expects to use consultants, attorneys and accountants as necessary. The need for employees and their availability will be addressed in connection with the decision on whether or not to acquire or participate in specific business opportunities.
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

PART II

ITEM 5 ‑ MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock is quoted for trading on the OTC Bulletin Board and OTC Markets, OTCQB tier of OTC Link ATS, and has been quoted since July 10, 2012. Our current trading symbol is "JEMC". There have been a limited number of trades of our common stock since our stock has been quoted on OTCQB. In 2013, 500 shares of our common stock traded during the quarter ended September 30, 2013 at $0.70 per share (or 2.5 shares of our common stock at $140.00 per share, giving effect to the 1-for-200 reverse split of our common stock effected on October 21, 2013). No shares were traded in 2016 and 2017.

The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2016 and December 31, 2017, as reported by OTC Markets, adjusted to reflect the 1-for-200 reverse stock split of our common stock effected on October 21, 2013. The information reflects prices between dealers and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Bid Prices
Year Ended
December 31,	Period	High	Low

2016	First Quarter	$140.00	$140.00
	Second Quarter	$140.00	$140.00
	Third Quarter	$140.00	$140.00
	Fourth Quarter	$140.00	$140.00

2017	First Quarter	$140.00	$140.00
	Second Quarter	$140.00	$140.00
	Third Quarter	$140.00	$140.00
	Fourth Quarter	$140.00	$140.00

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

Holders

As of March 23, 2018, there were 12,032,400 shares of our common stock outstanding held by 63 holders of record and additional shares held in brokerage accounts. Of these shares, 9,425,380 shares are held by non-affiliates and 1,527 shares were free-trading. On the cover page of this filing we valued 8,924,030 shares held by non-affiliates at $1,249,364,200 as of June 30, 2017, based on the sales price of the common stock of $140 on July 30, 2013 as reported by OTC Markets, OTCQB tier of OTC Link ATS. We used the reported sales price of the common stock on July 30, 2013 to calculate the aggregate market value of the shares held by non-affiliates as of June 30, 2017 because there has been no trading in our stock since July 30, 2013.

Warrants

We do not have any warrants to purchase our common stock outstanding.

Dividends

 No dividends were declared or paid for the year ended December 31, 2016 and 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding options or warrants to purchase shares of our common stock under any equity compensation plans.

Currently, we do not have any equity compensation plans and we have never had such a plan. As a result, we did not have any options, warrants or rights outstanding as of December 31, 2016 or 2017.

Recent Issuance of Unregistered Securities

None.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes included on page F-1 of this Annual Report on Form 10-K. This Annual Report on Form 10-K of J.E.M. Capital, Inc. contains forward-looking statements, principally in this Section and "Business." Generally, you can identify these statements because they use words like "anticipates," "believes," "expects," "future," "intends," "plans," and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Year Ended December 31, 2017 Compared To Year Ended December 31, 2016	Years Ended December 31,
	2017	2016
Operating expenses:
General and administrative expenses	$160,418	$35,519
Total operating expenses	160,418	35,519

Operating loss	(160,418)	(35,519)

Net loss	$(160,418)	(35,519)

Revenue

We have never generated any revenue. We do not expect to generate any revenues before we merge with a privately-held operating company desiring to become a publicly-held company.  After a successful merger transaction, we do not know when, or if, we will generate revenue as that will be in the control of the private company that merges with us.

Operating expenses

Our operating expenses primarily consisted of general and administrative expenses, such as salary and related expenses, audit and review fees, tax returns preparation fees, transfer agent services, Edgar filing costs, franchise and business taxes, and other professional services. Operating expenses for the year ended December 31, 2017 and 2016 were $160,418 and $35,519, respectively. We anticipate our operating expenses will be approximately $160,000 to $170,000 per year until we successfully merge with a privately-held operating company.
Net loss

Net loss for the fiscal year ended December 31, 2017 was $160,418, or $0.00 per share, as compared to $35,519, or $0.00 per share for the year ended December 31, 2016. The increase in net loss was due to the increase in salary and related expenses paid for the year ended December 31, 2017. We will continue to operate at a net loss until we merge with a privately-held operating company desiring to become a publicly-held company. After a successful merger transaction, we do not know when, or if, we will operate at a net profit as that will be in the control of the private company that merges with us. We anticipate our net loss will primarily consist of our operating expenses until we successfully merge with a private company.

Liquidity and Capital Resources

During the years ended December 31, 2017 and 2016, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2017 was $166 and our monthly cash flow burn rate is minimal due to our lack of operations. Our current cash needs are being satisfied by stockholders. We do not believe we will be able to satisfy our cash needs internally until we consummate a merger transaction with a private company, and even then there is no assurance we will be able to do so.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2017 compared to December 31, 2016 are as follows:
	December 31,	December 31,
	2017	2016	Change
Cash	$166	$-	$166
Prepaid expenses and other current assets	550	-	550
Total Current Assets	716	-	716
Property and equipment, net	996	-	996
Total Assets	1,712	-	1,712

Total Current Liabilities	24,459	9,700	14,759
Total Liabilities	24,459	9,700	14,759

Assets and Liabilities

As of December 31, 2017, and 2016, we had assets mainly related to office equipment. We had liabilities totaling $24,459 and $9,700 as of December 31, 2017 and 2016, respectively. As of December 31, 2017, our liabilities consisted of accrued expenses related to salary, office expenses, audit fees, transfer agent services and legal fees. As of December 31, 2016, our liabilities consisted of $9,700 of accrued expenses related to our transfer agent services, legal fees and audit fee.

Stockholders' Deficit

Stockholder's deficit consisted primarily of shares issued in the amount of $1,203, capital raised to fund our operations of $55,589, and additional capital provided to settle obligations for $245,679, offset by our accumulated deficit of $325,218 at December 31, 2017.

Sources and Uses of Cash

We had no cash as of December 31, 2016. Up to November 2016, all of our operating expenses were paid for as additional paid-in capital by Zosano Pharma Corporation, our previous majority stockholder. As of December 31, 2017, we had cash of $166, the increase of $166 mainly attributable from the proceeds from director's and shareholder's loan for financing our operations.

Cash Flows from Operating Activities. For the fiscal year ended December 31, 2017, our net cash used in operations was $149,189 compared to net cash used in operations of $29,882 for the fiscal year ended December 31, 2016. This was mainly attributable to increase in expenses for the year ended December 31, 2017.

Cash Flows from Investing Activities. During the fiscal year ended December 31, 2017, our net generated from investing activities was $2,184 compared to $nil net cash used in investing activities for the same period in 2016.  This was attributable to the net effect of proceeds from disposal and purchase of equipment during the fiscal year ended December 31, 2017.

Cash Flows from Financing Activities. Net cash flows provided by financing activities in the fiscal year ended December 31, 2017 was $147,171, compared to net cash provided by financing activities of $29,882 in the same period in 2016. Net cash provided by financing activities in 2017 and 2016 were primarily due to investment through settlement of the Company's obligations.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for our fiscal year ended December 31, 2017 and 2016 regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to locate a private company to merge with and our ability to successfully borrow money from our shareholders.

The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Contractual Obligations

We have no contractual obligations as of December 31, 2017.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Principles of Consolidation

The consolidated financial statements include the financial statements of J.E.M Capital Inc. and its subsidiaries for which it is the primary beneficiary. Upon making this determination, the Company is deemed to be the primary beneficiary of the entity, which is then required to be consolidated for financial reporting purposes. All significant intercompany transactions and balances have been eliminated upon consolidation.

Business acquisitions

During the year ended December 31, 2017, the Company completed business acquisitions that were individually and in the aggregate insignificant. The Company has accounted for all of its acquisitions using the acquisition method. The operating results of each acquisition have been included in the consolidated financial statements since the respective dates of acquisition. There were no business acquisitions for the year ended December 31, 2016.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Tax. Deferred tax assets and liabilities are provided for the future tax effects attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from items including tax loss carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or reversed. The expense or benefit related to adjusting deferred tax assets and liabilities as a result of a change in tax rates is recognized in income or loss in the period that includes the enactment date.

The Company recognizes and measures uncertain tax positions and records tax benefits when it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The company recognizes interest and penalties as a component of income tax expense if applicable. As of December 31, 2017, and 2016, the Company had not recognized any interest or penalties on its consolidated financial statements.

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

ITEM 8 ‑ FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For consolidated financial statements and notes filed as part of this Annual Report, see Index to Consolidated Financial Statements beginning on page F-1 of this Annual Report.

ITEM 9 ‑ CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officer has concluded that as of December 31, 2017, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2017, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the Company's financial statements will not be prevented, or detected and corrected, on a timely basis. A significant deficiency is a deficiency, or combination of control deficiencies, in internal control that is less severe than a material weakness, yet important enough to merit attention by those charged with government.

Our management, with the participation and under the supervision of our Chief Executive Officer, Earnest Leung and our Chief Financial Officer, Shirley Cheng, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Dr. Leung and Ms. Cheng determined that our internal control over financial reporting was effective as of December 31, 2017.

(d)	Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers, the principal offices and positions with the Company held by each person as of March 23, 2018.

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

On March 15, 2018, Mr. John H Yeung, Mr. Fang Xihong, Mr. Zhang Wei and Mr. Sun Dicha, Directors of the Company notified the Company of their intention to resign from their position as a director of the Company for personal reasons, Mr. John H Yeung, Mr. Fang Xihong, Mr. Zhang Wei and Mr. Sun Dicha s' resignation will become effective on March 16, 2018 and their resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

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

Compensation of Directors

No compensation has been provided to any of the directors.

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

ITEM 11 ‑ EXECUTIVE COMPENSATION

No plan or non-plan compensation has been awarded to, earned by or paid to any of our officers or directors during the fiscal year ended December 31, 2016. As of December 31, 2017, there were only two Executive Officers including Chief Executive Officer and Chief Financial Officer in the Company. The Company's Chief Executive Officer and Chief Financial Officer during fiscal year 2017 are set forth below:

Name	Position
Earnest Leung	Chief Executive Officer and Chairperson of the Board
Shirley Cheng Sze Ki	Chief Financial Officer, Director and Corporate Secretary

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal year 2017, to the Named Executive Officers:

Name and Principal Position	Year	(1) Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(2) All Other Compensation ($)	Total ($)
Earnest Leung, Chief Executive Officer and Director	2017	27,244	-	-	-	-	-	769	28,013

Shirley Cheng Sze Ki, Chief Financial Officer, Director and Corporate Secretary	2017	48,547	-	-	-	-	-	2,000	50,547

(1)
The executive compensation for the Company's Chief Executive Officer and Chief Financial Officer for fiscal 2017 primarily consisted of base salary only. Base salaries are reviewed annually and may be adjusted to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

(2)
All other compensation only represents a monthly contribution paid by the Company into a mandatory provident fund for the benefit of each of the Company's Chief Executive Officer and Chief Financial Officer.

Employment Contracts

The Company entered into an executive employment agreement with Dr. Earnest Leung in connection with his services to the Company as our Chief Executive Officer. Under the terms of the agreement, Dr. Leung will receive a monthly salary of HK$50,000 (approximately $6,410) and on May 1, 2017, Dr. Leung agreed to withheld his salary. Shirley Cheng Sze Ki was appointed as the Company's Chief Financial Officer and is entitled to a monthly salary of HK$40,000 (approximately $5,128) and on July 1, 2017, the Company and Ms Cheng agreed to reduce the salary to HK$22,000 (approximately $2,821). The employment may be terminated by the Company at any time without notice or payment, in the event that any of the executives engage in misconduct or dereliction of duty.

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

Potential Payments upon Termination or Change-in Control

The employment agreements with current Named Executives may be terminated by giving the other party one-month advanced notice. Other than as disclosed above, the Company does not have change-in-control arrangements with any of its current Named Executives, and the Company is not obligated to pay severance or other enhanced benefits to executive officers, unless otherwise stated in Hong Kong Employment Ordinance, upon termination of their employment. Accordingly, there is no potential payments payable to our current Named Executive Officers upon termination or change-in control.

ITEM 12 ‑ SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 23, 2018, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner	Nature of Beneficial Ownership	Number of Shares	Percent of Class (1)	Percent of Total Voting Control of Company
Common Stock	Leung Chi Wah Earnest	Chief Executive Officer and Chairman of Board of Directors	-	0%	0%
Common Stock	Cheng Sze Ki	Chief Financial Officer, Secretary and Director	-	0%	0%
Common Stock	All Directors and Officers		-	-	-
Common Stock	Cihan Huang, 21/F, One Harbour Square, No.181, Hoi Bun Road, Kwun Tong, Hong Kong	5% + Shareholder	1,403,780	11.67%	11.67%
Common Stock	Jingzhi Yang, Room 1003, No.159 Tingyuan Road, Dajiating Garden, Haizhu District,Guangzhou,Guangdong, PRC	5% + Shareholder	1,002,700	8.33%	8.33%
Common Stock	Meile Zhou, 2A-6, City Shangu, Tonggu Road, Nanshan District, Shenzhen, Guangdong, PRC	5%+ Shareholder	1,203,240	10.00%	10.00%
Common Stock	Wong Wing Kong, Room 1002, 5th Building, Quanhai Garden, Xin Zhou Road, Futian District, Shenzhen, Guangdong, PRC	5% + Shareholder	1,601,273	13.31%	13.31%
Common Stock	Wing Yan Sharon Lo, Flat B, 20/F, Bayview Park, Chai Wan, Hong Kong.	5% + Shareholder	701,890	5.83%	5.83%
Common Stock	Yuk Chor Wong, Flat 7C, 114 Broadway, Mei Foo Sun Chuen, Kowloon, Hong Kong.	5% + Shareholder	1,202,500	9.99%	9.99%
Common Stock	Yun-Qiu Ouyang, Room 22, 6th Street, Cuishan Lantian Garden, HuaNan Country Garden, Panyu District， Guangzhou, Guangdong, PRC	5% + Shareholder	601,620	5.00%	5.00%
Common Stock	Tu Shen Sheng, 53 Bulkeley Street, Hung Hom, Kowloon, Hong	5% + Shareholder	1,197,000	9.95%	9.95%
Common Stock	Total Shares Owned by Persons Named above		8,914,003	74.08	74.08%

(1)
Based on 12,032,400 shares outstanding as of March 23, 2018. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed for each of the fiscal years ended December 31, 2017 and 2016 for: (i) professional services rendered by our principal accountant for the independent audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not included in the professional services described in clause (i) above; (iii) professional services rendered by the principal accountant for tax compliance, tax advice and tax planning; and (iv) products and services provided by the principal accountant that are not included in the services described in clauses (i) through (iii) above. For the fiscal year ended December 31, 2016 our principal accountant was Marcum LLP. Marcum LLP resigned as principal accountant of the Company in March 2017 having reviewed the company's financial statements for the quarters ended March 31, June 30 and September 30, 2016. During such period, (i) there were no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused them to make references to the subject matter of the disagreements in its reports on the financial statements for such year; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. The Company then appointed Union Power HK CPA Limited to audit the annual financial statements for the fiscal year ended December 31, 2016 and 2017, having reviewed the company's financial statements for the quarters ended March 31, June 30 and September 30, 2016 and 2017.

	Year Ended December 31,
	2017	2016
Audit Fees	$20,359	$13,150
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

   All of the fees described above for the years ended December 31, 2017 and 2016, were approved by the Board of Directors.

PART IV

ITEM 15 ‑ EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)     Financial Statements

For consolidated financial statements and footnotes filed as part of this Annual Report, see the Index to Consolidated Financial Statements beginning on page F-1 of this Annual Report.

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

ITEM 16 ‑ FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.E.M. Capital Inc.

	By:	/s/ Earnest Leung
Earnest Leung
Chief Executive Officer
(Principal Executive Officer)
Date: March 29, 2018

	By:	/s/ Sze Ki Cheng
Sze Ki Cheng
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 29, 2018

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Earnest Leung	Chief Executive Officer and Director	March 29, 2018
Earnest Leung	(Principal Executive Officer)

/s/ Sze Ki Cheng	Chief Financial Officer and Director	March 29, 2018
Sze Ki Cheng	(Principal Financial and Accounting Officer)

J.E.M. CAPITAL, INC.

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of:
J.E.M. Capital, Inc.

Opinion

We have audited the accompanying consolidated balance sheets of J.E.M. Capital, Inc. and its subsidiaries (collectively referred to as the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended, and related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide reasonable basis for our opinion.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $160,418 and $35,519 for the years ended December 31, 2017 and 2016, respectively. Additionally, the Company used net cash in operating activities of $149,189 and $29,882 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, and 2016, the Company recorded stockholders' deficit of $22,747 and $9,700, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hong Kong SAR
26 March 2018

J.E.M. CAPITAL INC.
CONOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2017 AND DECEMBER 31, 2016

	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$166	$-
Deposit paid	550	-
Total current assets	716	-

Equipment, Net	996	-

Total assets	$1,712	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$24,459	$9,700

Total current liabilities	24,459	9,700

Total liabilities	24,459	9,700

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized as of December 31, 2017 and December 31, 2016; none issued or outstanding as of December 31, 2017 and December 31, 2016	-	-
Common stock, $0.0001 par value; 195,000,000 shares authorized as of December 31, 2017 and December 31, 2016, 12,032,400 shares and 10,027,000 shares issued and outstanding as of December 31, 2017 and December 31, 2016	1,203	1,003
Additional paid-in capital	301,268	154,097
Accumulated deficit	(325,218)	(164,800)
Total stockholders' deficit	(22,747)	(9,700)

Total liabilities and stockholders' deficit	$1,712	$-

The accompanying notes are an integral part of these consolidated financial statements.

J.E.M. CAPITAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Year Ended December 31,
	2017	2016
Operating expense:
General and administrative	$160,418	$35,519
Total operating expense	160,418	35,519
Loss before provision for income taxes	(160,418)	(35,519)
Provision for income taxes	-	-
Net loss	$(160,418)	$(35,519)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	12,004,929	10,027,000

The accompanying notes are an integral part of these consolidated financial statements.

J.E.M. CAPITAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2017

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2015	10,027,000	$1,003	$124,215	$(129,281)	$(4,063)
Contribution from stockholders			$29,882		$29,882
Net loss		-		$(35,519)	$(35,519)
Balance - December 31, 2016	10,027,000	$1,003	$154,097	$(164,800)	$(9,700)
Issued shares	2,005,400	$200			$200
Contribution from stockholders			$147,171		$147,171
Net loss				$(160,418)	$(160,418)
Balance - December 31, 2017	12,032,400	$1,203	$301,268	$(325,218)	$(22,747)

The accompanying notes are an integral part of these consolidated financial statements.

J.E.M. CAPITAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Year Endecd December 31,
	2017	2016
Operating activities:
Net loss	$(160,418)	$(35,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,133	-
Changes in assets and liabilities
Increase in accounts payable and accrued liabilities	10,096	5,637
Net cash used in operating activities	(149,189)	(29,882)

Investing activities:
Proceeds from disposal of fixed assets	2,633	-
Purchase of equipment	(449)	-
Net cash generated from investing activities	2,184

Financing activities:
Contribution from stockholders	147,171	29,882
Net cash provided by financing activities	147,171	29,882

Net increase in cash	166	-
Cash – beginning of year	-	-
Cash – end of year	$166	$-
Supplemental disclosure: Cash paid during the year for: Interest	$-	$-
Interest taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

J.E.M. CAPITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and principal activities

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

2.	Summary of Significant Accounting Policies

Risks and Uncertainties

The Company's activities are subject to significant risks and uncertainties, including failure to identify a privately held operating company desiring to merge with the Company, failure to complete a reverse merger transaction, and inability to secure funding to continue as a going concern. (See Note 3 regarding going concern discussion.)

Basis of Presentation and Use of Estimates

The Company's consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Certain other expense balances on the statements of operations and comprehensive income (loss) have been reclassified to conform to the current period presentation. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ materially from those estimates.

Business acquisitions

During the year ended December 31, 2017, the Company completed business acquisitions that were individually and in the aggregate insignificant. The Company has accounted for all of its acquisitions using the acquisition method. The operating results of each acquisition have been included in the consolidated financial statements since the respective dates of acquisition. There were no business acquisitions for the year ended December 31, 2016.

Principles of Consolidation

The consolidated financial statements include the financial statements of J.E.M Capital Inc. and its subsidiaries for which it is the primary beneficiary. Upon making this determination, the Company is deemed to be the primary beneficiary of the entity, which is then required to be consolidated for financial reporting purposes. All significant intercompany transactions and balances have been eliminated upon consolidation.

J.E.M. CAPITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies - Continued

Equipment, net

Equipment is stated at cost less accumulated depreciation and impairment losses, if any. Depreciation is provided on a straight-line basis, less estimated residual values over the assets' estimated useful lives. The estimated useful lives are as follows:

Computer hardware and software	3 years

When equipment is retired or otherwise disposed of, the related cost, accumulated depreciation and provision for impairment loss, if any, are removed from the respective accounts, and any gain or loss is reflected in the consolidated statements of operations. Repairs and maintenance costs on equipment are expensed as incurred. There were no equipment, net for the year ended December 31, 2016.

Impairment of Long-Lived Assets

Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset's use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a undiscounted cash flow analysis. There was no impairment of long-lived assets for the years ended December 31, 2017 and 2016.

Fair value of financial instruments

ASC Topic 825, "Financial Instruments", requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheets. The fair values of the financial instruments are not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. For certain financial instruments, including deposits paid, accounts payable and accrued expenses, the fair values were determined based on the near term maturities of such the assets and obligations.

Revenue

The Company has yet to generate revenue from operations for the years ended December 31, 2017 and 2016.

Net Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the years ended December 31, 2017 and 2016.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Tax. Deferred tax assets and liabilities are provided for the future tax effects attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from items including tax loss carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or reversed. The expense or benefit related to adjusting deferred tax assets and liabilities as a result of a change in tax rates is recognized in income or loss in the period that includes the enactment date.

The Company recognizes and measures uncertain tax positions and records tax benefits when it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The company recognizes interest and penalties as a component of income tax expense if applicable. As of December 31, 2017, and 2016, the Company had not recognized any interest or penalties on its consolidated financial statements.

J.E.M. CAPITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies - Continued

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" to provide accounting guidance related to revenue from contracts with customers. The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. The guidance was originally effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, for public entities. Early application was not permitted (however, early adoption was optional for entities reporting under IFRSs). In August, 2015, the FASB issued ASU 2015-14 "Revenue from Contracts With Customers (Topic 606): Deferral of the Effective Date", which deferred for one year the effective date of the new revenue standard for public and nonpublic entities reporting under U.S. GAAP. Therefore, for public business entities, certain not-for-profit entities, and certain employee benefit plans, the effective date for ASC 606 is annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early application is permitted only as of annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. The effective date for all other entities is annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the ASU early as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply ASC 606 early as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies ASC 606. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements as the Company did not generate any revenue for the year.

In January 2017, the FASB issued ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business", to clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments are effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting", to provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The amendments are effective for fiscal years and interim periods beginning after December 15, 2017.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

3.     Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2017, the cash resources of the Company were insufficient to continue to conduct its normal business operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

J.E.M. CAPITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	General and Administrative Expenses

The Company has been engaged in activities related to the setup and formation of the company. The following summarizes the type of expenses incurred:

	Year Ended December 31,
	2017	2016
General and administrative expense:
Professional fees	$30,400	$31,548
Filing fees	7,363	2,740
Franchise tax expense	400	1,231
Salary and related expenses	104,018	-
Depreciation	1,133	-
Other office expenses	17,104	-
Total general and administrative expense	$160,418	$35,519

5.     Stockholders' Equity

Preferred Stock

In September 2013, the Company adopted an amended and restated certificate of incorporation by which the Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. As of December 31, 2017, there were no shares of preferred stock issued or outstanding.

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

The Company is authorized to issue 195,000,000 shares of common stock with a $0.0001 par value. As of December 31, 2017, and 2016, 12,032,400 shares and 10,027,000 shares of common stock were issued and outstanding, respectively.

As of December 31, 2017, and 2016, the Company did not have any dilutive securities, such as stock options, warrants or convertible securities, issued or outstanding.

6.    Related Party Transactions

For the years ended 31 December 2017 and 2016, all the Company's expenses were paid for as additional paid-in capital by the Company's stockholders. Up to November 2016, all of the Company's expenses were paid by Zosano Pharma, the previous parent company, in order to continue as a going concern.

J.E.M. CAPITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income Taxes

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The loss before income taxes by geographical locations for the year ended December 31, 2017, and 2016 were summarized as follows:

	Year Ended December 31,
	2017	2016

United States	$37,624	$35,519
Foreign	122,794	-
	$160,418	$35,519

The Company had accumulated tax losses of approximately $141,000 and $103,000 as of December 31, 2017 and 2016, respectively, which will expires between 2031 and 2037.

The net operating loss carryforwards indicated above represent the principle component of the Company's deferred tax assets as of December 31, 2017 and December 31, 2016. Deferred tax assets of approximately $39,000 and $56,000 as of December 31, 2017 and December 31, 2016, respectively, will be offset by valuation allowance of the same amounts as realization of such assets is uncertain.

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$39,323	$55,760
Total deferred tax assets	39,323	55,760
Less: Valuation allowance	(39,323)	(55,760)
Net deferred tax assets	$-	$-

Movement in valuation allowance:

	December 31,
	2017	2016
At the beginning of the year	55,760	43,956
Current year (deduction)/addition	(16,377)	11,804
At the end of the year	$39,323	$55,760

The provision for income taxes differs from the expected provision determined by applying the federal statutory rate to the income before income taxes. The reasons for the difference are state and local income taxes and various non-deductible expenses.
As a result of the reduction of the corporate income tax rate from 35% to 21% due to the Tax Cuts and Jobs Act which was enacted on December 22, 2017, U.S. GAAP requires companies to remeasure their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the period of enactment. (the change in deferred tax balances would have a corresponding change to valuation allowance thereby resulting in no income tax expense for the year).

The Company' income tax returns are subject to examination for three years from the date filed or the due date, whichever is later.

The Company did not identify any material uncertain tax positions.