Form 10-Q
period 2018-03-31
J.E.M. CAPITAL, INC.
filed 2018-05-15
CIK 1537528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 11, 2018, there were 12,032,400 shares of common stock, $0.0001 par value per share, issued and outstanding.

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

ITEM 1.   Consolidated Financial Statements

The unaudited consolidated financial statements of the registrant for the three months ended March 31, 2018 and  2017 follows. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

CONSOLIDATED FINANCIAL STATEMENTS

J.E.M. CAPITAL, INC.
Consolidated Balance Sheets
As of March 31, 2018 and December 31, 2017

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash	$1,380	$166
Deposit paid	-	550
Total current assets	1,380	716

Equipment, Net	871	996

Total assets	$2,251	$1,712
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$18,109	$24,459
Due to shareholder	26,788	-
Total current liabilities	$44,897	$24,459

Total liabilities	$44,897	$24,459

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized as of March 31, 2018 and December 31, 2017; none issued or outstanding as of March 31, 2018 and December 31, 2017	-	-
Common stock, $0.0001 par value; 195,000,000 shares authorized, 12,032,400 shares and 12,032,400 shares issued and outstanding as of March 31, 2018 and December 31, 2017	1,203	1,203
Additional paid-in capital	301,268	301,268
Accumulated deficit	(345,117)	(325,218)
Total stockholders' deficit	(42,646)	(22,747)

Total liabilities and stockholders' deficit	$2,251	$1,712

The accompanying notes are an integral part of these consolidated financial statements.

J.E.M. CAPITAL, INC.
Consolidated Statements of Operations
For The Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Operating expense:
General and administrative	$19,899	$76,984
Total operating expense	19,899	76,984

Loss from income taxes	(19,899)	(76,984)

Provision for income taxes	-	-

Net loss	$(19,899)	$(76,984)

Net loss per common share - basic and diluted	$(0.0016)	$(0.006)
Weighted average number of common shares outstanding - basic and diluted	12,032,400	11,920,989

The accompanying notes are an integral part of these consolidated financial statements.

J.E.M. CAPITAL, INC.
Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(19,899)	$(76,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	125	382
Changes in operating assets and liabilities
Deposit paid	550	-
Accounts payable and accrued liabilities	(6,350)	51,842
Net cash used in operating activities	$(25,574)	$(24,760)

Investing activities:
Purchase of equipment	$-	$(450)
Net cash used in investing activities	$-	$(450)

Financing activities:
Proceeds from director	$-	$27,366
Proceeds from shareholder	26,788	-
Net cash provided by financing activities	$26,788	$27,366

Net increase in cash	1,214	2,156

Cash - Beginning of period	166	-

Cash - End of period	$1,380	$2,156

The accompanying notes are an integral part of these consolidated financial statements.

J.E.M. CAPITAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which includes normal recurring adjustments or a description of the nature and amount of any adjustments other than normal recurring adjustments, necessary for a fair presentation of the financial positions and results of operations for the periods presented. The financial data and other information disclosed in these notes to the interim condensed consolidated financial statements are also unaudited. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any future year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The disclosures made in the unaudited interim condensed consolidated financial statements generally do not repeat those in the annual statements.

There have been no material changes to the significant accounting policies during the three months ended March 31, 2018, as compared to the significant accounting policies described in Note 3 of the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

J.E.M. CAPITAL, INC.
Notes to Consolidated Financial Statements
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

Business acquisitions

During the years ended December 31, 2017, the Company completed business acquisitions that were individually and in the aggregate insignificant. The Company has accounted for all of its acquisitions using the acquisition method. The operating results of each acquisition have been included in the consolidated financial statements since the respective dates of acquisition. There were no business acquisitions for the three months ended March 31, 2018.

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

Impairment of Long-Lived Assets

Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset's use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using an undiscounted cash flow analysis. There was no impairment of long-lived assets for the three months ended March 31, 2018 and year ended December 31, 2017.

J.E.M. CAPITAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Fair value of financial instruments

ASC Topic 825, "Financial Instruments", requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheets. The fair values of the financial instruments are not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. For certain financial instruments, including deposits paid, accounts payable and accrued expenses, the fair values were determined based on the near-term maturities of such the assets and obligations.

Revenue

The Company has yet to generate revenue from operations for the three months ended March 31, 2018 and 2017.

Net Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2018 and 2017.

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

The Company recognizes and measures uncertain tax positions and records tax benefits when it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The company recognizes interest and penalties as a component of income tax expense if applicable. As of March 31, 2018 and December 31, 2017, the Company had not recognized any interest or penalties on its consolidated financial statements.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

J.E.M. CAPITAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)

3.  Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2018, the cash resources of the Company were insufficient to continue to conduct its normal business operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.  General and Administrative Expenses

The following summarizes the type of expenses incurred during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(Consolidated and unaudited)	(Consolidated and unaudited)
General and administrative expense:
Professional fees	$8,554	$7,213
Filing fees	1,410	4,443
Franchise tax expense	409	2,467
Salary and related expense	8,885	52,610
Depreciation	125	382
Other office expenses	516	9,869
Total general and administrative expense	$19,899	$76,984

5.  Commitments and contingencies

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of March 31, 2018, the Company's management is of the opinion that there are no commitments and contingencies to account for.

J.E.M. CAPITAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)

6.  Stockholders' Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. As of March 31, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

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

The Company is authorized to issue 195,000,000 shares of common stock with a $0.0001 par value. As of March 31, 2018 and December 31, 2017, 12,032,400 shares and 12,032,400 shares of common stock were issued and outstanding, respectively.

As of March 31, 2018 and December 31, 2017, the Company did not have any dilutive securities, such as stock options, warrants or convertible securities, issued or outstanding.

7.   Related Party Transactions

During the three months ended March 31, 2018 and 2017, the Company received loans of $nil and $27,366 from its director, respectively. As of March 31, 2018 and 2017, the Company recorded an amount of $nil and $27,366 payable to director. The amount is unsecured, bears no interest and is repayable on demand.

During the three months ended March 31, 2018, the Company received loans of $26,788 from its shareholder. As of March 31, 2018, the Company recorded an amount of $26,788 payable to its shareholder. The amount is unsecured, bears no interest and is repayable on demand.

J.E.M. CAPITAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)

8.   Income taxes

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The loss before income taxes by geographical locations for the three months ended March 31, 2018 and 2017 were summarized as follows:

	Three Months Ended March 31,
	2018	2017
	(Consolidated and unaudited)	(Consolidated and unaudited)
United States	$10,475	$14,135
Foreign	9,424	62,849
	$19,899	$76,984

The Company had accumulated tax losses of approximately $152,000 and $141,000 as of March 31, 2018 and December 31, 2017, respectively, which will expire between 2031 and 2037.

The net operating loss carryforwards indicated above represent the principle component of the Company's deferred tax assets as of March 31, 2018 and December 31, 2017. Deferred tax assets of approximately $42,000 and $39,000 as of March 31, 2018 and December 31, 2017, respectively, will be offset by valuation allowance of the same amounts as realization of such assets is uncertain.

	March 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforwards	$42,242	$39,323

Total deferred tax assets	42,242	39,323
Less: Valuation allowance	(42,242)	(39,323)
Net deferred tax assets	$-	$-

Movement in valuation allowance:

	March 31, 2018	December 31, 2017
At the beginning of the period/year	$39,323	$55,760
Current period/year addition/(deduction)	2,919	(16,437)
At the end of the period/year	$42,242	$39,323

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

Results of Operations
Three Months Ended March 31, 2018 Compared To Three Months Ended March 31, 2017
Revenue
We have not generated any revenues since our inception.

Operating expenses
Our operating expenses primarily consisted of general and administrative expenses, such as salary and related expenses, audit and review fees, tax returns preparation fees, transfer agent services, Edgar filing costs, franchise and business taxes, other professional services and general office expenses. Operating expenses for the three months ended March 31, 2018 and 2017 were $19,899 and $76,984, respectively. The decrease in operating expenses was due to the decrease in salary and related expenses paid for officers and other office expenses of the Company for the three months ended March 31, 2018.

Net loss
Net loss for the three months ended March 31, 2018 was $19,899, as compared to $76,984 for the three months ended March 31, 2017.  The decrease in operating expenses was due to the decrease in salary and related expenses paid for officers and other office expenses of the Company for the three months ended March 31, 2018.
Liquidity and Capital Resources

As of March 31, 2018, we had cash of $1,380, as compared to $166 as of December 31, 2017, an increase of $1,214 with the increase of proceeds from shareholder's loan. During the three months ended March 31, 2018 and 2017, because of our operating losses, we did not generate positive operating cash flows.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2018 compared to December 31, 2017 are as follows:

	March 31, 2018 (Unaudited)	December 31, 2017	Change

Cash	$1,380	$166	$1,214
Deposit paid	-	550	(550)
Total Current Assets	1,380	716	664
Equipment, net	871	996	(125)
Total Assets	2,251	1,712	539
Total Current Liabilities	44,897	24,459	20,438
Total Liabilities	44,897	24,459	20,438
Assets and Liabilities
As of March 31, 2018, we had assets mainly related to office equipment. We had liabilities totalling $44,897 and $24,459 as of March 31, 2018 and December 31, 2017, respectively, which consisted of accrued expenses related to salary, office expenses, audit fees, transfer agent services, legal fees and advance from shareholder.

Stockholders' Deficit

Stockholders' deficit consisted primarily of shares issued to founders in the amount of $1,203, capital raised to fund our operations of $55,589, and additional capital provided to settle obligations for $245,679, offset by the accumulated deficit of $345,117 as of March 31, 2018.

Cash Flows from Operating Activities.  For the three months ended March 31, 2018, our net cash used in operations was $25,574 compared to $24,760 net cash used in operations for the same period in 2017.  This was mainly attributable to increase in expenses payment during the three months ended March 31, 2018.

Cash Flows from Investing Activities.  For the three months ended March 31, 2018, our net cash used in investing activities was $nil compared to $450 net cash used in investing activities for the same period in 2017.  This was attributable to the purchase of equipment during the three months ended March 31, 2017.

Cash Flows from Financing Activities.  Net cash flows provided by financing activities in the three months ended March 31, 2018 was $26,788, compared to $27,366 net cash provided by financing activities in the same period in 2017.  The decrease was mainly due to decrease in proceeds from director's loan, set off by increase in proceeds from shareholder's loan, for financing our operations during the three months ended March 31, 2018.

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

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and principal financial officer, we have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were ineffective.

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

J.E.M. Capital, Inc.

Dated: May 15, 2018	By:	/s/ Earnest Leung
Earnest Leung
Chief Executive Officer

Dated: May15, 2018	By:	/s/ Cheng Sze Ki
Cheng Sze Ki
Chief Financial Officer