Form 10-Q
period 2018-06-30
J.E.M. CAPITAL, INC.
filed 2018-08-14
CIK 1537528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
 (852) 9625 0097
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 10, 2018, there were 12,032,400 shares of common stock, $0.0001 par value per share, issued and outstanding.

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

ITEM 1.   Consolidated Financial Statements

The unaudited consolidated financial statements of the registrant for the three and six months ended June 30, 2018 and consolidated financial statements for 2017 follows. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

CONSOLIDATED FINANCIAL STATEMENTS

J.E.M. CAPITAL, INC.
Consolidated Balance Sheets
As of June 30, 2018 and December 31, 2017

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash	$384	$166
Deposit paid	-	550
Total current assets	384	716

Equipment, Net	746	996

Total assets	$1,130	$1,712
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$35,299	$24,459
Due to shareholder	32,429	-
Total current liabilities	$67,728	$24,459

Total liabilities	$67,728	$24,459

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $0.0001 par value; 195,000,000 shares authorized, 12,032,400 shares and 12,032,400 shares issued and outstanding as of June 30, 2018 and December 31, 2017	1,203	1,203
Additional paid-in capital	301,268	301,268
Accumulated deficit	(369,069)	(325,218)
Total stockholders' deficit	(66,598)	(22,747)

Total liabilities and stockholders' deficit	$1,130	$1,712

See accompanying notes to unaudited consolidated financial statements.

J.E.M. CAPITAL, INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Operating expense:
General and administrative	$23,952	$50,324	$43,851	$127,308
Total operating expense	23,952	50,324	43,851	127,308
Loss before provision for income taxes	(23,952)	(50,324)	(43,851)	(127,308)
Provision for income taxes	-	-	-	-
Net loss	$(23,952)	$(50,324)	$(43,851)	$(127,308)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	12,032,400	12,143,811	12,032,400	11,977,002

See accompanying notes to unaudited consolidated financial statements.

J.E.M. CAPITAL, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(43,851)	$(127,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	250	790
Changes in operating assets and liabilities
Deposit paid	550	-
Accounts payable and accrued liabilities	10,840	29,373
Net cash used in operating activities	$(32,211)	$(97,145)

Investing activities:
Purchase of equipment	$-	$(450)
Net cash used in investing activities	$-	$(450)

Financing activities:
Proceeds from director	$-	$98,019
Proceeds from shareholder	32,429	-
Net cash provided by financing activities	$32,429	$98,019

Net increase in cash	218	424

Cash - Beginning of period	166	-

Cash - End of period	$384	$424

See accompanying notes to unaudited consolidated financial statements.

J.E.M. CAPITAL, INC.
Notes to Unaudited Consolidated Financial Statements

1.  Basis of Presentation

The accompanying interim consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which includes normal recurring adjustments or a description of the nature and amount of any adjustments other than normal recurring adjustments, necessary for a fair presentation of the financial positions and results of operations for the periods presented. The financial data and other information disclosed in these notes to the interim consolidated financial statements are also unaudited. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any future year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The disclosures made in the unaudited interim consolidated financial statements generally do not repeat those in the annual statements.

There have been no material changes to the significant accounting policies during the three and six months ended June 30, 2018, as compared to the significant accounting policies described in Note 3 of the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

J.E.M. CAPITAL, INC.
Notes to Unaudited Consolidated Financial Statements

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. The preparation of the accompanying consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of Consolidation
The unaudited consolidated financial statements include the financial statements of the Company and its subsidiaries for which it is the primary beneficiary. Upon making this determination, the Company is deemed to be the primary beneficiary of the entity, which is then required to be consolidated for financial reporting purposes. All significant intercompany transactions and balances have been eliminated upon consolidation.
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
Impairment of Long-Lived Assets
Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset's use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using an undiscounted cash flow analysis. There was no impairment of long-lived assets for the three and six months ended June 30, 2018 and 2017.

J.E.M. CAPITAL, INC.
Notes to Unaudited Consolidated Financial Statements

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
Revenue
The Company has yet to generate revenue from operations for the three and six months ended June 30, 2018 and 2017.
Net Loss per Common Share
Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three and six months ended June 30, 2018 and 2017.
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
The Company recognizes and measures uncertain tax positions and records tax benefits when it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The company recognizes interest and penalties as a component of income tax expense if applicable. For the three and six months ended June 30, 2018 and 2017, the Company had not recognized any interest or penalties on its consolidated financial statements.
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

J.E.M. CAPITAL, INC.
Notes to Unaudited Consolidated Financial Statements

3.  Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2018, the cash resources of the Company were insufficient to continue to conduct its normal business operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying  consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.  General and Administrative Expenses

The following summarizes the type of expenses incurred during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Consolidated and unaudited)		(Consolidated and unaudited)
General and administrative expense:
Professional fees	$6,575	$9,114	$15,129	$16,327
Filing fees	1,130	1,325	2,540	5,768
Franchise Tax expense	-	840	409	3,307
Salary and related expenses	14,884	33,639	23,769	86,249
Depreciation	125	407	250	789
Other office expenses	1,238	4,999	1,754	14,868
Total general and administrative expense	$23,952	$50,324	$43,851	$127,308

5.  Commitments and contingencies

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of June 30, 2018, the Company's management is of the opinion that there are no commitments and contingencies to account for.

J.E.M. CAPITAL, INC.
Notes to Unaudited Consolidated Financial Statements

6.  Stockholders' Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. As of June 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

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
The Company is authorized to issue 195,000,000 shares of common stock with a $0.0001 par value. As of June 30, 2018 and December 31, 2017, 12,032,400 shares and 12,032,400 shares of common stock were issued and outstanding, respectively.

As of June 30, 2018 and December 31, 2017, the Company did not have any dilutive securities, such as stock options, warrants or convertible securities, issued or outstanding.

7.   Related Party Transactions

During the six months ended June 30, 2018 and 2017, the Company received loans of $nil and $98,019 from its director, respectively. As of June 30, 2018 and December 31, 2017, the Company recorded an amount of $nil and $nil payable to director. The amount is unsecured, bears no interest and is repayable on demand.
During the six months ended June 30, 2018, the Company received loans of $32,429 from its shareholder. As of June 30, 2018, the Company recorded an amount of $32,429 payable to its shareholder. The amount is unsecured, bears no interest and is repayable on demand.

J.E.M. CAPITAL, INC.
Notes to Unaudited Consolidated Financial Statements

8.   Income taxes

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The loss before income taxes by geographical locations for the three and six months ended June 30, 2018 and 2017 were summarized as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Consolidated and unaudited)		(Consolidated and unaudited)

United States	$13,772	$10,523	$24,247	$24,658
Foreign	10,180	39,801	19,604	102,650
	$23,952	$50,324	$43,851	$127,308

The Company had accumulated tax losses of approximately $165,000 and $141,000 as of June 30, 2018 and December 31, 2017, respectively, which will expire between 2031 and 2037.
The net operating loss carryforwards indicated above represent the principle component of the Company's deferred tax assets as of June 30, 2018 and December 31, 2017. Deferred tax assets of approximately $46,000 and $39,000 as of June 30, 2018 and December 31, 2017, respectively, will be offset by valuation allowance of the same amounts as realization of such assets is uncertain.
	June 30, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforwards	$46,080	$39,323
Total deferred tax assets	46,080	39,323
Less: Valuation allowance	(46,080)	(39,323)
Net deferred tax assets	$-	$-

Movement in valuation allowance:

	June 30, 2018	December 31, 2017
At the beginning of the period/year	$39,323	$55,760
Current period/year addition/(deduction)	6,757	(16,437)
At the end of the period/year	$46,080	$39,323

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

Results of Operations

Three Months Ended June 30, 2018 Compared To Three Months Ended June 30, 2017

Revenue

We have not generated any revenues since our inception.

Operating expenses

Our operating expenses primarily consisted of general and administrative expenses, such as salary and related expenses, audit and review fees, tax returns preparation fees, transfer agent services, Edgar filing costs, franchise and business taxes, other professional services and general office expenses. Operating expenses for the three months ended June 30, 2018 and 2017 were $23,952 and $50,324, respectively. The decrease in operating expenses was due to the decrease in salary and related expenses paid for officers and other office expenses of the Company for the three months ended June 30, 2018.

Net loss

Net loss for the three months ended June 30, 2018 was $23,952, as compared to $50,324 for the three months ended June 30, 2017.  The decrease in operating expenses was due to the decrease in salary and related expenses paid for officers and other office expenses of the Company for the three months ended June 30, 2018.

Six Months Ended June 30, 2018 Compared To Six Months Ended June 30, 2017

Revenue

We have not generated any revenues since our inception.

Operating expenses

Our operating expenses primarily consisted of general and administrative expenses, such as audit and review fees, tax returns preparation fees, transfer agent services, Edgar filing costs, franchise and business taxes, and other professional services. Operating expenses for the six months ended June 30, 2018 and 2017 were $43,851 and $127,308, respectively. The decrease in operating expenses was due to the decrease in salary and related expenses paid for officers for the six months ended June 30, 2018 and the legal fee paid for the change of name of the Company for the six months ended June 30, 2017.

Net loss

Net loss for the six months ended June 30, 2018 was $43,851, as compared to $127,308 for the six months ended June 30, 2017.  The decrease in net loss was due to the decrease in salary and related expenses paid for officers for the six months ended June 30, 2018 and the legal fee paid for the change of name of the Company for the six months ended June 30, 2017.

Liquidity and Capital Resources
As of June 30, 2018, we had cash of $384, as compared to $166 as of December 31, 2017, an increase of $218 with the increase of proceeds from shareholder's loan. During the three months ended June 30, 2018 and 2017, because of our operating losses, we did not generate positive operating cash flows.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2018 compared to December 31, 2017 are as follows:

	June 30, 2018 (Unaudited)	December 31, 2017	Change

Cash	$384	$166	$218
Deposit paid	-	550	(550)
Total Current Assets	384	716	(332)
Equipment, net	746	996	(250)
Total Assets	1,130	1,712	(582)
Total Current Liabilities	67,728	24,459	43,269
Total Liabilities	67,728	24,459	43,269
Assets and Liabilities
As of June 30, 2018, we had assets mainly related to office equipment. We had liabilities totalling $67,728 and $24,459 as of June 30, 2018 and December 31, 2017, respectively, which consisted of accrued expenses related to salary, office expenses, audit fees, transfer agent services, legal fees and advance from shareholder.

Stockholders' Deficit

Stockholders' deficit consisted primarily of shares issued to founders in the amount of $1,203, capital raised to fund our operations of $55,589, and additional capital provided to settle obligations for $245,679, offset by the accumulated deficit of $369,069 as of June 30, 2018.

         Cash Flows from Operating Activities.  For the six months ended June 30, 2018, our net cash used in operations was $32,211 compared to $97,145 net cash used in operations for the same period in 2017.  This was mainly attributable to decrease in expenses payment during the six months ended June 30, 2018.
Cash Flows from Investing Activities.  For the six months ended June 30, 2018, our net cash used in investing activities was $nil compared to $450 net cash used in investing activities for the same period in 2017.  This was attributable to the purchase of equipment during the six months ended June 30, 2017.
         Cash Flows from Financing Activities.  Net cash flows provided by financing activities in the six months ended June 30, 2018 was $32,429, compared to $98,019 net cash provided by financing activities in the same period in 2017.  The decrease was mainly due to decrease in proceeds from director's loan, set off by increase in proceeds from shareholder's loan, for financing our operations during the six months ended June 30, 2018.
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

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and principal financial officer, we have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were ineffective.

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

J.E.M. Capital, Inc.

Dated: August 14, 2018	By:	/s/ Earnest Leung
Earnest Leung
Chief Executive Officer

Dated: August 14, 2018	By:	/s/ Cheng Sze Ki
Cheng Sze Ki
Chief Financial Officer