Form 10-Q
period 2018-09-30
J.E.M. CAPITAL, INC.
filed 2018-11-14
CIK 1537528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(852) 9625 0097

(Registrant’s telephone number, including area code)

(Former address, if changed since last report) (Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ⌧

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	⌧
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧ No ☐

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2018, there were 12,032,400 shares of common stock, $0.0001 par value per share, issued and outstanding.

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

ITEM 1. Consolidated Financial Statements

The unaudited consolidated financial statements of the registrant for the three and nine months ended September 30, 2018 and consolidated financial statements for 2017 follows. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

CONSOLIDATED FINANCIAL STATEMENTS

J.E.M. CAPITAL, INC.

Consolidated Balance Sheets

As of September 30, 2018 and December 31, 2017

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash	$451	$166
Deposit paid	-	550
Total current assets	451	716
Equipment, Net	621	996
Total assets	$1,072	$1,712
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$51,045	$24,459
Due to shareholder	37,813	-
Total current liabilities	$88,858	$24,459
Total liabilities	$88,858	$24,459
Commitments and contingencies	-	-
Stockholders' deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 195,000,000 shares authorized, 12,032,400 shares and 12,032,400 shares issued and outstanding as of September 30, 2018 and December 31, 2017	1,203	1,203
Additional paid-in capital	301,268	301,268
Accumulated deficit	(390,257)	(325,218)
Total stockholders' deficit	(87,786)	(22,747)
Total liabilities and stockholders' deficit	$1,072	$1,712

See accompanying notes to unaudited consolidated financial statements.

J.E.M. CAPITAL, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Operating expense:
General and administrative	$21,188	$21,163	$65,039	$148,471
Total operating expense	21,188	21,163	65,039	148,471
Loss before provision for income taxes	(21,188)	(21,163)	(65,039)	(148,471)
Provision for income taxes	-	-	-	-
Net loss	$(21,188)	$(21,163)	$(65,039)	$(148,471)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	12,032,400	12,032,400	12,032,400	11,995,671

See accompanying notes to unaudited consolidated financial statements.

J.E.M. CAPITAL, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2018	2017

Operating activities:
Net loss	$(65,039)	$(148,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	375	1,009
Changes in operating assets and liabilities
Deposit paid	550	-
Accounts payable and accrued liabilities	26,586	3,476
Net cash used in operating activities	$(37,528)	$(143,986)

Investing activities:
Purchase of equipment	$-	$(450)
Proceeds from disposal of fixed assets	-	2,633
Net cash provided by investing activities	$-	$2,183

Financing activities:
Proceeds from director	$-	$81,925
Proceeds from shareholder	37,813	59,984
Net cash provided by financing activities	$37,813	$141,909

Net increase in cash	285	106

Cash - Beginning of period	166	-

Cash - End of period	$451	$106

See accompanying notes to unaudited consolidated financial statements.

J.E.M. CAPITAL, INC.

Notes to Unaudited Consolidated Financial Statements

1.  Basis of Presentation

The accompanying interim consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which includes normal recurring adjustments or a description of the nature and amount of any adjustments other than normal recurring adjustments, necessary for a fair presentation of the financial positions and results of operations for the periods presented. The financial data and other information disclosed in these notes to the interim consolidated financial statements are also unaudited. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any future year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The disclosures made in the unaudited interim consolidated financial statements generally do not repeat those in the annual statements.

There have been no material changes to the significant accounting policies during the three and nine months ended September 30, 2018, as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

On January 5, 2017, the Company entered into a Share Exchange Agreement (the “Agreement”) with Essential Elements Limited, a British Virgin Islands company (“ESEL”), and Leung Chi Wah Earnest, the principal shareholder of ESEL, pursuant to which the Company issued an aggregate of 2,005,400 shares of common stock, or approximately 17% of the issued and outstanding common stock of the Company, to Mr. Leung in exchange for 100% of the issued and outstanding shares of ESEL. ESEL owns all of the issued and outstanding shares of J.E.M. Capital Limited, a company organized under the laws of Hong Kong (“JEM Capital”).

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

Equipment, net

Equipment is stated at cost less accumulated depreciation and impairment losses, if any. Depreciation is provided on a straight-line basis, less estimated residual values over the assets’ estimated useful lives. The estimated useful lives are as follows:

Computer hardware and software	3 years

When equipment is retired or otherwise disposed of, the related cost, accumulated depreciation and provision for impairment loss, if any, are removed from the respective accounts, and any gain or loss is reflected in the consolidated statements of operations. Repairs and maintenance costs on equipment are expensed as incurred.

Impairment of Long-Lived Assets

Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using an undiscounted cash flow analysis. There was no impairment of long-lived assets for the three and nine months ended September 30, 2018 and 2017.

Fair value of financial instruments

ASC Topic 825, “Financial Instruments”, requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheets. The fair values of the financial instruments are not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. For certain financial instruments, including deposits paid, accounts payable and accrued expenses, the fair values were determined based on the near-term maturities of such the assets and obligations.

Revenue

The Company has yet to generate revenue from operations for the three and nine months ended September 30, 2018 and 2017.

J.E.M. CAPITAL, INC.

Notes to Unaudited Consolidated Financial Statements

Net Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three and nine months ended September 30, 2018 and 2017.

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

The Company recognizes and measures uncertain tax positions and records tax benefits when it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties as a component of income tax expense if applicable. For the three and nine months ended September 30, 2018 and 2017, the Company had not recognized any interest or penalties on its consolidated financial statements.

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

3.  Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2018, the cash resources of the Company were insufficient to continue to conduct its normal business operations. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

J.E.M. CAPITAL, INC.

Notes to Unaudited Consolidated Financial Statements

4.  General and Administrative Expenses

The following summarizes the type of expenses incurred during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Consolidated and unaudited)		(Consolidated and unaudited)
General and administrative expense:
Professional fees	$7,037	$9,166	$22,166	$25,493
Filing fees	1,760	1,170	4,300	6,938
Franchise Tax expense	-	-	409	3,307
Salary and related expenses	11,885	8,884	35,654	95,133
Depreciation	125	219	375	1,008
Other office expenses	381	1,724	2,135	16,592
Total general and administrative expense	$21,188	$21,163	$65,039	$148,471

5.  Commitments and contingencies

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of September 30, 2018 and December 31, 2017, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

6.  Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. As of September 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock

On January 5, 2017, the Company entered into a Share Exchange Agreement with Essential Elements Limited, a British Virgin Islands company (“ESEL”), and Leung Chi Wah Earnest, the principal shareholder of ESEL, pursuant to which the Company issued an aggregate of 2,005,400 shares of common stock, or approximately 17% of the issued and outstanding common stock of the Company, to Mr. Leung in exchange for 100% of the issued and outstanding shares of ESEL. ESEL owns all of the issued and outstanding shares of J.E.M. Capital Limited, a company organized under the laws of Hong Kong (“JEM Capital”). ESEL and JEM Capital currently have no operations, but include the corporate structure that the Company believes necessary for the acquisition of assets in Hong Kong and China. ESEL has incurred material expenses setting up such structure.

J.E.M. CAPITAL, INC.

Notes to Unaudited Consolidated Financial Statements

The Company is authorized to issue 195,000,000 shares of common stock with a $0.0001 par value. As of September 30, 2018 and December 31, 2017, 12,032,400 shares and 12,032,400 shares of common stock were issued and outstanding, respectively.

As of September 30, 2018 and December 31, 2017, the Company did not have any dilutive securities, such as stock options, warrants or convertible securities, issued or outstanding.

7.   Related Party Transactions

During the nine months ended September 30, 2018 and 2017, the Company received loans of $nil and $81,925 from its director, respectively. As of September 30, 2018 and December 31, 2017, the Company recorded an amount of $nil and $nil payable to director. The amount is unsecured, bears no interest and is repayable on demand.

During the nine months ended September 30, 2018 and 2017, the Company received loans of $37,813 and $nil from its shareholder, respectively. As of September 30, 2018 and December 31, 2017, the Company recorded an amount of $37,813 and $nil payable to its shareholder. The amount is unsecured, bears no interest and is repayable on demand.

8.   Income taxes

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The loss before income taxes by geographical locations for the three and nine months ended September 30, 2018 and 2017 were summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Consolidated and unaudited)		(Consolidated and unaudited)

United States	$11,060	$10,540	$35,307	$35,198
Foreign	10,128	10,623	29,732	113,273
	$21,188	$21,163	$65,039	$148,471

The Company had accumulated tax losses of approximately $176,000 and $141,000 as of September 30, 2018 and December 31, 2017, respectively, which will expire between 2031 and 2037.

The net operating loss carryforwards indicated above represent the principle component of the Company's deferred tax assets as of September 30, 2018 and December 31, 2017. Deferred tax assets of approximately $49,000 and $39,000 as of September 30, 2018 and December 31, 2017, respectively, will be offset by valuation allowance of the same amounts as realization of such assets is uncertain.

J.E.M. CAPITAL, INC.

Notes to Unaudited Consolidated Financial Statements

	September 30, 2018	December 31, 2017
Deferred tax assets: Net operating loss carryforwards	$49,163	$39,323
Total deferred tax assets	49,163	39,323
Less: Valuation allowance	(49,163)	(39,323)
Net deferred tax assets	$-	$-

Movement in valuation allowance:

	September 30, 2018	December 31, 2017
At the beginning of the period/year	$39,323	$55,760
Current period/year addition/(deduction)	9,840	(16,437)
At the end of the period/year	$49,163	$39,323

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

On November 14, 2016, Zosano Phama Corporation entered into Stock Purchase Agreements with eighteen (18) foreign investors (the “New Shareholders”), pursuant to which Zosano Pharma Corporation sold an aggregate of 10,016,973 shares of common stock of Zosano, Inc. (the “Company”), or approximately 99.9% of the issued and outstanding common stock of the Company, to the New Shareholders. As a result of the transaction, the New Shareholders acquired approximately 99.9% of the total votes entitled to be cast at any meeting of shareholders, giving them voting control of the Company. The New Shareholders obtained the funds for the purchase of the Company's common stock in the transaction from each of their available cash on hand.

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

On January 5, 2017, we entered into a Share Exchange Agreement with Essential Elements Limited, a British Virgin Islands company (“ESEL”), and Leung Chi Wah Earnest, the principal shareholder of ESEL, pursuant to which the Company issued an aggregate of 2,005,400 shares of common stock, or approximately 17% of the issued and outstanding common stock of the Company, to Mr. Leung in exchange for 100% of the issued and outstanding shares of ESEL. ESEL owns all of the issued and outstanding shares of J.E.M. Capital Limited, a company organized under the laws of Hong Kong (“JEM Capital”). ESEL and JEM Capital currently have no operations, but include the corporate structure that the Company believes necessary for the acquisition of assets in Hong Kong and China. ESEL has incurred material expenses setting up such structure.

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

Results of Operations

Three Months Ended September 30, 2018 Compared To Three Months Ended September 30, 2017

Revenue

We have not generated any revenues since our inception.

Operating expenses

Our operating expenses primarily consisted of general and administrative expenses, such as salary and related expenses, audit and review fees, tax returns preparation fees, transfer agent services, Edgar filing costs, franchise and business taxes, other professional services and general office expenses. Operating expenses for the three months ended September 30, 2018 and 2017 were $21,188 and $21,163, respectively. The increase is insignificant.

Net loss

Net loss for the three months ended September 30, 2018 was $21,188, as compared to $21,163 for the three months ended September 30, 2017. The increase is insignificant.

Nine Months Ended September 30, 2018 Compared To Nine Months Ended September 30, 2017

Revenue

We have not generated any revenues since our inception.

Operating expenses

Our operating expenses primarily consisted of general and administrative expenses, such as audit and review fees, tax returns preparation fees, transfer agent services, Edgar filing costs, franchise and business taxes, and other professional services. Operating expenses for the nine months ended September 30, 2018 and 2017 were $65,039 and $148,471, respectively. The decrease in operating expenses was due to the decrease in salary and related expenses paid for officers for the nine months ended September 30, 2018 and the legal fee paid for the change of name of the Company for the nine months ended September 30, 2017.

Net loss

Net loss for the nine months ended September 30, 2018 was $65,039, as compared to $148,471 for the nine months ended September 30, 2017.  The decrease in net loss was due to the decrease in salary and related expenses paid for officers for the nine months ended September 30, 2018 and the legal fee paid for the change of name of the Company for the nine months ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had cash of $451, as compared to $166 as of December 31, 2017, an increase of $285 with the increase of proceeds from shareholder’s loan. During the three months ended September 30, 2018 and 2017, because of our operating losses, we did not generate positive operating cash flows.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2018 compared to December 31, 2017 are as follows:

	September 30, 2018 (Unaudited)	December 31, 2017	Change

Cash	$451	$166	$285
Deposit paid	-	550	(550)
Total Current Assets	451	716	(265)
Equipment, net	621	996	(375)
Total Assets	1,072	1,712	(640)
Total Current Liabilities	88,858	24,459	64,399
Total Liabilities	88,858	24,459	64,399

Assets and Liabilities

As of September 30, 2018, we had assets mainly related to office equipment. We had liabilities totalling $88,858 and $24,459 as of September 30, 2018 and December 31, 2017, respectively, which consisted of accrued expenses related to salary, office expenses, audit fees, transfer agent services, legal fees and advance from shareholder.

Stockholders’ Deficit

Stockholders’ deficit consisted primarily of shares issued to founders in the amount of $1,203, capital raised to fund our operations of $55,589, and additional capital provided to settle obligations for $245,679, offset by the accumulated deficit of $390,257 as of September 30, 2018.

Cash Flows from Operating Activities. For the nine months ended September 30, 2018, our net cash used in operations was $37,528 compared to $143,986 net cash used in operations for the same period in 2017. This was mainly attributable to decrease in expenses payment during the nine months ended September 30, 2018.

Cash Flows from Investing Activities. For the nine months ended September 30, 2018, our net cash used in investing activities was $nil compared to $2,183 net cash generated from investing activities for the same period in 2017. This was attributable to the net effect of proceeds from disposal and purchase of equipment during the nine months ended September 30, 2017.

Cash Flows from Financing Activities. Net cash flows provided by financing activities in the nine months ended September 30, 2018 was $37,813, compared to $141,909 net cash provided by financing activities in the same period in 2017. The decrease was mainly due to no proceeds from director’s loan and a decrease in shareholder’s loan for financing our operations during the nine months ended September 30, 2018.

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

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and principal financial officer, we have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were ineffective.

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

J.E.M. Capital, Inc.

Dated: November 14, 2018	By: /s/ Earnest Leung
Earnest Leung
Chief Executive Officer

Dated: November 14, 2018	By: /s/ Cheng Sze Ki
Cheng Sze Ki
Chief Financial Officer