Form 10-K
period 2018-12-31
J.E.M. CAPITAL, INC.
filed 2019-04-01
CIK 1537528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 333-179130

J.E.M. Capital, Inc

(Exact name of registrant as specified in its charter)

Delaware	46-0525801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21/F., One Harbour Square, 181 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong

(Address of principal executive offices)

+ (852) 9625 0097

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ⌧

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ⌧ No ☐

Aggregate market value of the voting stock held by non-affiliates: $1,249,364,200 as of June 30, 2018, based on the reported sales price of such stock of $140 on July 30, 2013. The voting stock held by non-affiliates on June 30, 2018 consisted of 8,924,030 shares of common stock. The registrant has used the reported sales price of the stock on July 30, 2013 to calculate the aggregate market value of the voting stock held by non-affiliates as of June 30, 2018 because there has been no trading in our stock since July 30, 2013.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 16, 2019, there were 12,032,400 shares of common stock, par value $0.0001, issued and outstanding.

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

1

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

Before making a decision to participate in a business transaction, we will generally request that we be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited consolidated financial statements, or if audited consolidated financial statements are not available, unaudited consolidated financial statements, together with reasonable assurance that audited consolidated financial statements would be able to be produced in order to file a Current Report on Form 8-K to be filed with the Securities and Exchange Commission ("SEC") upon consummation of the business combination.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 2 – PROPERTIES

Currently we maintain a mailing address at Hong Kong at 21/F., One Harbour Square, 181 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong and our telephone number at this address is (852) 9625-0097. Other than this mailing address, we do not maintain any other office facilities, and do not anticipate the need for maintaining any office facilities at any time in the foreseeable future. We do not pay any rent or other fees for the use of the mailing address. Our management does not believe we will establish a separate office until we have completed a business acquisition transaction. It is not possible to predict what arrangements will actually be made with respect to future office facilities.

ITEM 3 - LEGAL PROCEEDINGS

We are not a party to or otherwise involved in any pending legal proceedings.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTC Bulletin Board and OTC Markets, OTCQB tier of OTC Link ATS, and has been quoted since July 10, 2012. Our current trading symbol is "JEMC". There have been a limited number of trades of our common stock since our stock has been quoted on OTCQB. In 2013, 500 shares of our common stock traded during the quarter ended September 30, 2013 at $0.70 per share (or 2.5 shares of our common stock at $140.00 per share, giving effect to the 1-for-200 reverse split of our common stock effected on October 21, 2013). No shares were traded in 2018 and 2017.

The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2017 and December 31, 2018, as reported by OTC Markets, adjusted to reflect the 1-for-200 reverse stock split of our common stock effected on October 21, 2013. The information reflects prices between dealers and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Bid Prices
Year Ended December 31,	Period	High	Low

2017	First Quarter	$ 140.00	$ 140.00
	Second Quarter	$ 140.00	$ 140.00
	Third Quarter	$ 140.00	$ 140.00
	Fourth Quarter	$ 140.00	$ 140.00
2018	First Quarter	$ 140.00	$ 140.00
	Second Quarter	$ 140.00	$ 140.00
	Third Quarter	$ 140.00	$ 140.00
	Fourth Quarter	$ 140.00	$ 140.00

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

Holders

As of March 23, 2019, there were 12,032,400 shares of our common stock outstanding held by 63 holders of record and additional shares held in brokerage accounts. Of these shares, 9,425,380 shares are held by non-affiliates and 1,527 shares were free-trading. On the cover page of this filing we valued 8,924,030 shares held by non-affiliates at $1,249,364,200 as of June 30, 2018, based on the sales price of the common stock of $140 on July 30, 2013 as reported by OTC Markets, OTCQB tier of OTC Link ATS. We used the reported sales price of the common stock on July 30, 2013 to calculate the aggregate market value of the shares held by non-affiliates as of June 30, 2018 because there has been no trading in our stock since July 30, 2013.

Warrants

We do not have any warrants to purchase our common stock outstanding.

Dividends

No dividends were declared or paid for the year ended December 31, 2018 and 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding options or warrants to purchase shares of our common stock under any equity compensation plans.

Currently, we do not have any equity compensation plans and we have never had such a plan. As a result, we did not have any options, warrants or rights outstanding as of December 31, 2018 or 2017.

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

Year Ended December 31, 2018 Compared To Year Ended December 31, 2017	Years Ended December 31,
	2018	2017
Operating expenses:
General and administrative expenses	$87,413	$160,418
Total operating expenses	87,413	160,418

Operating loss	(87,413)	(160,418)

Net loss	$(87,413)	(160,418)

Revenue

We have never generated any revenue. We do not expect to generate any revenues before we merge with a privately-held operating company desiring to become a publicly-held company. After a successful merger transaction, we do not know when, or if, we will generate revenue as that will be in the control of the private company that merges with us.

Operating expenses

Our operating expenses primarily consisted of general and administrative expenses, such as salary and related expenses, audit and review fees, tax returns preparation fees, transfer agent services, Edgar filing costs, franchise and business taxes, and other professional services. Operating expenses for the year ended December 31, 2018 and 2017 were $87,413 and $160,418, respectively. We anticipate our operating expenses will be approximately $80,000 to $160,000 per year until we successfully merge with a privately-held operating company.

Net loss

Net loss for the fiscal year ended December 31, 2018 was $87,413, or $0.00 per share, as compared to $160,418, or $0.00 per share for the year ended December 31, 2017. The decrease in net loss was due to the decrease in salary and related expenses paid for the year ended December 31, 2018. We will continue to operate at a net loss until we merge with a privately-held operating company desiring to become a publicly-held company. After a successful merger transaction, we do not know when, or if, we will operate at a net profit as that will be in the control of the private company that merges with us. We anticipate our net loss will primarily consist of our operating expenses until we successfully merge with a private company.

Liquidity and Capital Resources

During the years ended December 31, 2018 and 2017, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2018 and 2017 was $164 and $166 respectively and our monthly cash flow burn rate is minimal due to our lack of operations. Our current cash needs are being satisfied by stockholders. We do not believe we will be able to satisfy our cash needs internally until we consummate a merger transaction with a private company, and even then there is no assurance we will be able to do so.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2018 compared to December 31, 2017 are as follows:

	December 31,	December 31,
	2018	2017	Change
Cash	$164	$166	$(2)
Prepaid expenses and other current assets	-	550	(550)
Total Current Assets	164	716	(552)
Property and equipment, net	496	996	(500)
Total Assets	660	1,712	(1,052)

Total Current Liabilities	110,820	24,459	86,362
Total Liabilities	110,820	24,459	86,362

Assets and Liabilities

As of December 31, 2018, and 2017, we had assets mainly related to office equipment. We had liabilities totaling $110,821 and $24,459 as of December 31, 2018 and 2017, respectively. As of December 31, 2018, our liabilities consisted of accrued expenses related to salary, office expenses, audit fees, transfer agent services, legal fees and payable to shareholder. As of December 31, 2017, our liabilities consisted of accrued expenses related to salary, office expenses, audit fees, transfer agent services and legal fees.

Stockholders' Deficit

Stockholders’ deficit consisted primarily of shares issued to founders in the amount of $1,203, capital raised to fund our operations of $55,589, and additional capital provided to settle obligations for $245,679, offset by the accumulated deficit of $412,631 as of December 31, 2018.

Sources and Uses of Cash

As of December 31, 2018 and 2017, we had cash of $164 and $166, respectively, no significant change in cash position.

Cash Flows from Operating Activities. For the fiscal year ended December 31, 2018, our net cash used in operations was $47,947 compared to net cash used in operations of $149,189 for the fiscal year ended December 31, 2017. This was mainly attributable to decrease in expenses for the year ended December 31, 2018.

Cash Flows from Investing Activities. During the fiscal year ended December 31, 2017, our net generated from investing activities was $2,184 which was attributable to the net effect of proceeds from disposal and purchase of equipment during the fiscal year ended December 31, 2017.

Cash Flows from Financing Activities. Net cash flows provided by financing activities in the fiscal year ended December 31, 2018 was $47,945, compared to net cash provided by financing activities of $147,171 in the same period in 2017. Net cash provided by financing activities in 2018 and 2017 were primarily due to investment through settlement of the Company's obligations and advance from shareholder’s loan.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for our fiscal year ended December 31, 2018 and 2017 regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to locate a private company to merge with and our ability to successfully borrow money from our shareholders.

The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Contractual Obligations

We have no contractual obligations as of December 31, 2018.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Use of Estimates

The Company's consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as accounting for income tax valuation allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

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

Business acquisitions

During the year ended December 31, 2017, the Company completed business acquisitions that were individually and in the aggregate insignificant. The Company has accounted for all of its acquisitions using the acquisition method. The operating results of each acquisition have been included in the consolidated financial statements since the respective dates of acquisition. There were no business acquisitions for the year ended December 31, 2018.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. Tax benefits of operating loss carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Once this threshold has been met, the Company's measurement of its expected tax benefits is recognized in its consolidated financial statements. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For consolidated financial statements and notes filed as part of this Annual Report, see Index to Consolidated Financial Statements beginning on page F-1 of this Annual Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officer has concluded that as of December 31, 2018, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b)	Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•          Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that resources may become severely limited.

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2018, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the Company’s consolidated financial statements will not be prevented, or detected and corrected, on a timely basis. A significant deficiency is a deficiency, or combination of control deficiencies, in internal control that is less severe than a material weakness, yet important enough to merit attention by those charged with government.

Our management, with the participation and under the supervision of our Chief Executive Officer, Earnest Leung and our Chief Financial Officer, Shirley Cheng, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Dr. Leung and Ms. Cheng determined that our internal control over financial reporting was effective as of December 31, 2018.

(c)	Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers, the principal offices and positions with the Company held by each person as of March 23, 2019.

Name	Age	Position(s)
Leung Chi Wah Earnest	62	Chief Executive Officer and Chairman of Board of Directors
Cheng Sze Ki	40	Chief Financial Officer, Director and Corporate Secretary
MingJing Xia	49	Director
Yulong Yang	41	Director

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

On March 15, 2018, Mr. John H Yeung, Mr. Fang Xihong, Mr. Zhang Wei and Mr. Sun Dicha, Directors of the Company notified the Company of their intention to resign from their position as a director of the Company for personal reasons, Mr. John H Yeung, Mr. Fang Xihong, Mr. Zhang Wei and Mr. Sun Dicha s’ resignation will become effective on March 16, 2018 and their resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On January 18, 2019, the Board of Directors of the Company appointed Mr. MingJing Xia and Mr. Yulong Yang as Directors of the Company.

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

Earnest Leung, has over 20 years' experience in the investment banking industry. Dr. Leung is currently serves as the Network CN Inc's director since May 11, 2009, and as Chief Executive Officer and Chairperson of the Board of the Company since July 15, 2009. Since November 2004, he has worked as a financial advisor and consultant in Hong Kong and currently serves as a director of Keywin Holdings Limited, an investment company, and of Statezone Ltd, a financial consulting company owned and controlled by Dr. Leung. From June 2009 to August 2011, he also served as a director and chief executive officer of China Boon Holdings Limited, which is listed on Hong Kong Main Board engaging in the distribution of consumer electronic products and home appliances as well as trading of scrap metals and leather and extending its business to cemetery business in 2009. Prior to that, Dr. Leung served, from September 1994 to October 2004, as Senior Director and Head of Investment, Asia for American Express Bank. Dr. Leung also held various senior investment positions with BNP Paribas Bank, New Zealand Insurance and Bank of America Trust. Dr. Leung holds an honorary doctor degree from International American University. Dr. Leung was appointed as a director because of his extensive knowledge of capital markets through his various senior positions in financial institutions and because of his in-depth business management experience.

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

MingJing Xia is a passionate investor on blockchain and its core technology. He joined the blockchain industry in 2016 and founded ZhongAo International Holding Group Co., Ltd that same year, the company has since grown to members over 160,000 in 2018 with operation in major Asian cities such as Seoul, Hong Kong, Shanghai, Shenzhen and Chongqing. Throughout his career since 1991, Mr Xia has managed teams over 20,000, he is good at public relation. Mr Xia has been an educator and trainer for 25 years (1991-2016).  Mr Xia earned his bachelor degree from Chongqing Normal University of China in June of 1991.

Yulong Yang is currently the owner and director of Picasso Digital Assets Investment Management (UK) Co., Ltd which was registered (June 8, 2018) in the United Kingdom and another Picasso Digital Assets Investment company registered in Hong Kong in April 2018, he has managed over 50 IT technical personnel worldwide. Mr. Yang is also the director (since 2016) of ZhongAo International Holding Group Co., Ltd which has operation in major Asian cities such as Seoul, Hong Kong, Shanghai, Shenzhen and Chongqing.  In his recent business endeavor of blockchain and anti-counterfeiting & traceability. During his earlier career from 2004 to 2013, Mr. Yang is a seasoned investor and good at in sales, business operation and managing teams.  Mr Yang graduated from Chongqing College of Electronic Engineering of China in June 1998.

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

ITEM 11 - EXECUTIVE COMPENSATION

As of December 31, 2018, there were only two Executive Officers including Chief Executive Officer and Chief Financial Officer in the Company. The Company’s Chief Executive Officer and Chief Financial Officer during fiscal year 2018 and 2017 are set forth below:

Name	Position
Earnest Leung	Chief Executive Officer and Chairperson of the Board
Shirley Cheng Sze Ki	Chief Financial Officer, Director and Corporate Secretary

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal year 2018 and 2017, to the Named Executive Officers:

Name and Principal Position	Year	(1) Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(2) All Other Compensation ($)	Total ($)
Earnest Leung, Chief Executive Officer and Director	2018 2017	- 27,244	- -	- -	- -	- -	- -	- 769	- 28,013

Shirley Cheng Sze Ki, Chief Financial Officer, Director and Corporate Secretary	2018 2017	33,846 48,547	- -	- -	- -	- -	- -	1,692 2,000	35,538 50,547

(1)	The executive compensation for the Company’s Chief Executive Officer and Chief Financial Officer for fiscal 2018 and 2017 primarily consisted of base salary only. Base salaries are reviewed annually and may be adjusted to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

(2)	All other compensation only represents a monthly contribution paid by the Company into a mandatory provident fund for the benefit of each of the Company’s Chief Executive Officer and Chief Financial Officer.

Employment Contracts

The Company entered into an executive employment agreement with Dr. Earnest Leung in connection with his services to the Company as our Chief Executive Officer. Under the terms of the agreement, Dr. Leung will receive a monthly salary of HK$50,000 (approximately $6,410) and on May 1, 2017, Dr. Leung agreed to withheld his salary. Shirley Cheng Sze Ki was appointed as the Company’s Chief Financial Officer and is entitled to a monthly salary of HK$40,000 (approximately $5,128) and on July 1, 2017, the Company and Ms Cheng agreed to reduce the salary to HK$22,000 (approximately $2,821). The employment may be terminated by the Company at any time without notice or payment, in the event that any of the executives engage in misconduct or dereliction of duty.

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

Compensation of Directors

Overview

All the compensation packages for each of directors are approved by the Board of Directors.  The following table provides information about the compensation earned by directors who served during fiscal year 2018:

Name of director(3)	Fees Earned or Paid(1) in Cash ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)		Total ($)

Earnest Leung	12,000	-	-	-	-	-	12,000

Shirley Cheng	-	-	-	-	-	-	-

______

(1)   For the service periods from January 2018 to December 2018, both the Chairperson of the Board were entitled to a monthly cash compensation of $1,000.

(2)	As required by SEC rules, amounts in the column “Stock Awards” present the aggregate grant date fair value of awards made each year computed in accordance with ASC Topic 718. The grant date fair value of each of the directors’ award is measured based on the closing price of our common stock on the date of grant. These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards. Under generally accepted accounting principles, compensation expense with respect to stock awards granted to our employees, executives and directors is generally recognized over the requisite services period.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 23, 2019, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner	Nature of Beneficial Ownership	Number of Shares	Percent of Class (1)	Percent of Total Voting Control of Company
Common Stock	Leung Chi Wah Earnest	Chief Executive Officer and Chairman of Board of Directors	-	0%	0%
Common Stock	Cheng Sze Ki	Chief Financial Officer, Secretary and Director		0%	0%

Common Stock	MingJing Xia	Director	-	0%	0%

Common Stock	Yulong Yang	Director	-	0%	0%

Common Stock	All Directors and Officers		-	-	-
Common Stock	Cihan Huang, 21/F, One Harbour Square, No.181, Hoi Bun Road, Kwun Tong, Hong Kong	5% + Shareholder	1,403,780	11.67%	11.67%
Common Stock	Jingzhi Yang, Room 1003, No.159 Tingyuan Road, Dajiating Garden, Haizhu District,Guangzhou,Guangdong, PRC	5% + Shareholder	1,002,700	8.33%	8.33%
Common Stock	Meile Zhou, 2A-6, City Shangu, Tonggu Road, Nanshan District, Shenzhen, Guangdong, PRC	5% + Shareholder	1,203,240	10.00%	10.00%
Common Stock	Wong Wing Kong, Room 1002, 5th Building, Quanhai Garden, Xin Zhou Road, Futian District, Shenzhen, Guangdong, PRC	5% + Shareholder	1,202,273	9.991%	9.991%
Common Stock	Wing Yan Sharon Lo, Flat B, 20/F, BayviewPark, Chai Wan, Hong Kong.	5% + Shareholder	701,890	5.83%	5.83%
Common Stock	Yuk Chor Wong, Flat 7C, 114 Broadway, Mei Foo Sun Chuen, Kowloon, Hong Kong.	5% + Shareholder	1,202,500	9.99%	9.99%
Common Stock	Yun-Qiu Ouyang, Room 22, 6th Street, Cuishan Lantian Garden, HuaNan Country Garden, Panyu District， Guangzhou, Guangdong, PRC	5% + Shareholder	601,620	5.00%	5.00%
Common Stock	Tu Shen Sheng, 53 Bulkeley Street, Hung Hom, Kowloon, Hong	5% + Shareholder	1,197,000	9.95%	9.95%
Common Stock	Total Shares Owned by Persons Named above		8,914,003	74.08	74.08%

(1)	Based on 12,032,400 shares outstanding as of March 23, 2019. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock issued or outstanding.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed for each of the fiscal years ended December 31, 2018 and 2017 for: (i) professional services rendered by our principal accountant for the independent audit of our annual consolidated financial statements and review of consolidated financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not included in the professional services described in clause (i) above; (iii) professional services rendered by the principal accountant for tax compliance, tax advice and tax planning; and (iv) products and services provided by the principal accountant that are not included in the services described in clauses (i) through (iii) above. The Company appointed Union Power HK CPA Limited to audit the annual consolidated financial statements for the fiscal year ended December 31, 2018 and 2017, having reviewed the company's consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2018 and 2017.

Year Ended December 31,

	2018	2017
Audit Fees	$21,000	$20,359
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

All of the fees described above for the years ended December 31, 2018 and 2017, were approved by the Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

ITEM 16 - FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2019		J.E.M. Capital Inc.

	By:	/s/ Earnest Leung
Earnest Leung
Chief Executive Officer
(Principal Executive Officer)

Dated: April 1, 2019

	By:	/s/ Cheng Sze Ki
Cheng Sze Ki
Chief Financial Officer
(Principal Financial and Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name /s/ Earnest Leung	Title Chief Executive Officer and Director	Date April 1, 2019
Earnest Leung	(Principal Executive Officer)
/s/ Sze Ki Cheng	Chief Financial Officer and Director	April 1, 2019
Sze Ki Cheng	(Principal Financial and Accounting Officer)
/s/ MingJing Xia	Director	April 1, 2019
MingJing Xia
/s/ Yulong Yang	Director	April 1, 2019
Yulong Yang

J.E.M. CAPITAL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of:

J.E.M. Capital, Inc.

Opinion

We have audited the accompanying consolidated balance sheets of J.E.M. Capital, Inc. and its subsidiaries (collectively referred to as the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of operations and its cash flows for the years then ended, in conformity with the accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide reasonable basis for our opinion.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $87,413 and $160,418 for the years ended December 31, 2018 and 2017, respectively. Additionally, the Company used net cash in operating activities of $47,947 and $149,189 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the Company recorded stockholders’ deficit of $110,160 and $22,747, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

UNION POWER HK CPA LIMITED

Certified Public Accountants

We have served as the Company’s auditor since 2017.

Hong Kong SAR

1 April 2019

J.E.M. CAPITAL INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$164	$166
Deposit	-	550
Total current assets	164	716

Equipment, Net	496	996

Total assets	$660	$1,712

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$62,875	$24,459
Due to shareholder	47,945

Total current liabilities	110,820	24,459

Total liabilities	110,820	24,459

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized as of December 31, 2018 and December 31, 2017; none issued or outstanding as of December 31, 2018 and December 31, 2017	-	-
Common stock, $0.0001 par value; 195,000,000 shares authorized as of December 31, 2018 and 2017, 12,032,400 shares and 12,032,400 shares issued and outstanding as of December 31, 2018 and 2017	1,203	1,203
Additional paid-in capital	301,268	301,268
Accumulated deficit	(412,631)	(325,218)
Total stockholders' deficit	(110,160)	(22,747)

Total liabilities and stockholders' deficit	$660	$1,712

The accompanying notes are an integral part of these consolidated financial statements.

J.E.M. CAPITAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017
Operating expense:
General and administrative	$ 87,413	$ 160,418
Total operating expense	87,413	160,418
Loss before provision for income taxes	(87,413)	(160,418)
Provision for income taxes	-	-
Net loss	$ (87,413)	$ (160,418)

Net loss per common share - basic and diluted	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding - basic and diluted	12,032,400	12,004,929

The accompanying notes are an integral part of these consolidated financial statements.

J.E.M. CAPITAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2016	10,027,000	$1,003	$154,097	$(164,800)	$(9,700)
Issued shares	2,005,400	200	-	-	200
Contribution from stockholders	-	-	147,171	-	147,171
Net loss	-	-	-	(160,418)	(160,418)
Balance - December 31, 2017	12,032,400	1,203	301,268	(325,218)	(22,747)
Net loss	-	-	-	(87,413)	(87,413)
Balance - December 31, 2018	12,032,400	$1,203	$301,268	$(412,631)	$(110,160)

The accompanying notes are an integral part of these consolidated financial statements.

J.E.M. CAPITAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Year Ended December 31,
	2018	2017
Operating activities:
Net loss	$(87,413)	$(160,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	500	1,133
Changes in assets and liabilities
Decrease in deposit	550	-
Increase in accounts payable and accrued liabilities	38,416	10,096
Net cash used in operating activities	(47,947)	(149,189)

Investing activities:
Proceeds from disposal of fixed assets	-	2,633
Purchase of equipment	-	(449)
Net cash generated from investing activities	-	2,184

Financing activities:
Contribution from stockholders	-	147,171
Advance from shareholder	47,945	-
Net cash generated from financing activities	47,945	147,171
Net (decrease) increase in cash	(2)	166
Cash – beginning of year	166	-
Cash – end of year	$164	$166
Supplemental disclosure: Cash paid during the year for: Interest	$-	$-
Interest taxes	$-	-

The accompanying notes are an integral part of these consolidated financial statements.

J.E.M. CAPITAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and principal activities

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

Basis of Presentation and Use of Estimates

The Company's consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as accounting for income tax valuation allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

Business acquisitions

During the year ended December 31, 2017, the Company completed business acquisitions that were individually and in the aggregate insignificant. The Company has accounted for all of its acquisitions using the acquisition method. The operating results of each acquisition have been included in the consolidated financial statements since the respective dates of acquisition. There were no business acquisitions for the year ended December 31, 2018.

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

Impairment of Long-Lived Assets

Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a undiscounted cash flow analysis. There was no impairment of long-lived assets for the years ended December 31, 2018 and 2017.

Fair value of financial instruments

ASC Topic 825, “Financial Instruments”, requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheets. The fair values of the financial instruments are not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. For certain financial instruments, including deposit, accounts payable and accrued expenses, the fair values were determined based on the near term maturities of such the assets and obligations.

Revenue

The Company has yet to generate revenue from operations for the years ended December 31, 2018 and 2017.

Net Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the years ended December 31, 2018 and 2017.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. Tax benefits of operating loss carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Once this threshold has been met, the Company's measurement of its expected tax benefits is recognized in its consolidated financial statements. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

The Company' income tax returns are subject to examination for three years from the date filed or the due date, whichever is later. The Company did not identify any material uncertain tax positions.

J.E.M. CAPITAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies - Continued

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), to make leasing activities more transparent and comparable, requiring most leases to be recognized by lessees on their balance sheets as right-of-use assets, along with corresponding lease liabilities. ASU 2016-02 is effective for annual periods beginning after December 31, 2018 and interim periods within that year, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements as the Company does not have any lease commitments at the reporting date.

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”, to simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity. The amendments also address navigational concerns within the FASB Accounting Standards Codification® related to an indefinite deferral available to private companies with mandatorily redeemable financial instruments and certain noncontrolling interests, one that created significant “pending content” in the Codification. The FASB decided to reclassify the indefinite deferral as a scope exception, which does not have an accounting effect. The amendments are effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the impact of ASU 2017-11 on its consolidated financial position, results of operations and cash flows.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

3.        Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2018, the cash resources of the Company were insufficient to continue to conduct its normal business operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

J.E.M. CAPITAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	General and Administrative Expenses

The Company has been engaged in activities related to the setup and formation of the company. The following summarizes the type of expenses incurred:

	Year Ended December 31,
	2018	2017
General and administrative expense:
Professional fees	$ 28,466	$ 30,400
Filing fees	6,414	7,363
Franchise tax expense	409	400
Salary and related expenses	35,538	104,018
Director’s fee	12,000	-
Depreciation	500	1,133
Other office expenses	4,086	17,104
Total general and administrative expense	$ 87,413	$160,418

5.                    Stockholders’ Equity

Preferred Stock

In September 2013, the Company adopted an amended and restated certificate of incorporation by which the Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. As of December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

The Company is authorized to issue 195,000,000 shares of common stock with a $0.0001 par value. As of December 31, 2018, and 2017, 12,032,400 shares and 12,032,400 shares of common stock were issued and outstanding, respectively.

As of December 31, 2018, and 2017, the Company did not have any dilutive securities, such as stock options, warrants or convertible securities, issued or outstanding.

6.                    Due to shareholder

 During year ended December 31, 2018, the Company received loan of $47,945 from its shareholder. As of December 31, 2018, the Company recorded an amount of $47,945 payable to its shareholder. The amount is unsecured, bears no interest and is repayable on demand.

J.E.M. CAPITAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.                    Income Taxes

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The loss before income taxes by geographical locations for the year ended December 31, 2018, and 2017 were summarized as follows:

	Year Ended December 31,
	2018	2017

United States	$ 46,789	$ 37,624
Foreign	40,624	122,794
	$ 87,413	$ 160,418

The Company had accumulated tax losses of approximately $188,000 and $141,000 as of December 31, 2018 and 2017, respectively, which will expires between 2031 and 2037.

The net operating loss carryforwards indicated above represent the principle component of the Company's deferred tax assets as of December 31, 2018 and December 31, 2017. Deferred tax assets of approximately $52,000 and $39,000 as of December 31, 2018 and December 31, 2017, respectively, will be offset by valuation allowance of the same amounts as realization of such assets is uncertain.

	December 31,
	2018	2017
Deferred tax assets: Net operating loss carryforwards	$ 52,363	$ 39,323
Total deferred tax assets	52,363	39,323
Less: Valuation allowance	(52,363)	(39,323)
Net deferred tax assets	$ -	$ -

Movement in valuation allowance:

	December 31,
	2018	2017
At the beginning of the year	$ 39,323	$ 55,760
Current year addition /(deduction)	13,040	(16,377)
At the end of the year	$ 52,363	$ 39,323

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

