Form 10-Q
period 2019-09-30
J.E.M. CAPITAL, INC.
filed 2019-11-14
CIK 1537528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

⌧

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 14, 2019, there were 14,032,400 shares of common stock, $0.0001 par value per share, issued and outstanding .

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

ITEM 1. Consolidated Financial Statements

The unaudited consolidated financial statements of the registrant for the three and nine months ended September 30, 2019 and consolidated financial statements for 2018 follows. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Balance Sheets as of September 30, 2019 (Unaudited) and as of December 31, 2018	4

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)	5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018 (Unaudited)	6

Notes to Unaudited Consolidated Financial Statements	7 - 12

J.E.M. CAPITAL, INC.

Consolidated Balance Sheets

As of September 30, 2019 and December 31, 2018

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$164
Prepaid expenses	18,000	-
Total current assets	18,000	164

Equipment, Net	-	496

Total assets	$18,000	$660
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$63,325	$62,875
Due to shareholder	60,381	47,945
Total current liabilities	$123,706	$110,820

Total liabilities	$123,706	$110,820

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $0.0001 par value; 195,000,000 shares authorized, 14,032,400 shares and 12,032,400 shares issued and outstanding as of September 30, 2019 and December 31, 2018	1,403	1,203
Additional paid-in capital	325,068	301,268
Accumulated deficit	(432,177)	(412,631)
Total stockholders' deficit	(105,706)	(110,160)

Total liabilities and stockholders' deficit	$18,000	$660

The accompanying notes are an integral part of these consolidated financial statements.

J.E.M. CAPITAL, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Operating expense:
General and administrative	$10,350	$21,188	$19,546	$65,039
Total operating expense	10,350	21,188	19,546	65,039
Loss before provision for income taxes	(10,350)	(21,188)	(19,546)	(65,039)
Provision for income taxes	-	-	-	-
Net loss	$(10,350)	$(21,188)	$(19,546)	$(65,039)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	14,032,400	12,032,400	12,779,653	12,032,400

The accompanying notes are an integral part of these consolidated financial statements.

J.E.M. CAPITAL, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(19,546)	$(65,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	125	375
Loss on write off of equipment	371	-
Share based compensation for services	6,000	-
Changes in operating assets and liabilities
Deposit	-	550
Accounts payable and accrued liabilities	450	26,586
Net cash used in operating activities	$(12,600)	$(37,528)

Financing activities:
Proceeds from shareholder	$12,436	$37,813
Net cash provided by financing activities	$12,436	$37,813

Net (decrease) increase in cash	(164)	285

Cash - Beginning of period	164	166

Cash - End of period	$-	$451

The accompanying notes are an integral part of these consolidated financial statements.

J.E.M. CAPITAL, INC.

Notes to Unaudited Consolidated Financial Statements

1.   Basis of Presentation

The accompanying interim consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which includes normal recurring adjustments or a description of the nature and amount of any adjustments other than normal recurring adjustments, necessary for a fair presentation of the financial positions and results of operations for the periods presented. The financial data and other information disclosed in these notes to the interim consolidated financial statements are also unaudited. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any future year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The disclosures made in the unaudited interim consolidated financial statements generally do not repeat those in the annual statements.

There have been no material changes to the significant accounting policies during the three and nine months ended September 30, 2019, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

On January 5, 2017, the Company entered into a Share Exchange Agreement (the “Agreement”) with Essential Elements Limited, a British Virgin Islands company (“ESEL”), and Leung Chi Wah Earnest (“Mr. Leung”), the principal shareholder of ESEL, pursuant to which the Company issued an aggregate of 2,005,400 shares of common stock, or approximately 17% of the issued and outstanding common stock of the Company, to Mr. Leung in exchange for 100% of the issued and outstanding shares of ESEL. ESEL owns all of the issued and outstanding shares of J.E.M. Capital Limited, a company organized under the laws of Hong Kong (“JEM Capital”).

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

Impairment of Long-Lived Assets

Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using an undiscounted cash flow analysis. There was no impairment of long-lived assets for the three and nine months ended September 30, 2019 and 2018.

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

Revenue

The Company has yet to generate revenue from operations for the three and nine months ended September 30, 2019 and 2018.

J.E.M. CAPITAL, INC.

Notes to Unaudited Consolidated Financial Statements

Net Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three and nine months ended September 30, 2019 and 2018.

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

The Company recognizes and measures uncertain tax positions and records tax benefits when it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties as a component of income tax expense if applicable. For the three and nine months ended September 30, 2019 and 2018, the Company had not recognized any interest or penalties on its consolidated financial statements.

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

3.   Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2019, the cash resources of the Company were insufficient to continue to conduct its normal business operations. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

J.E.M. CAPITAL, INC.

Notes to Unaudited Consolidated Financial Statements

4.   General and Administrative Expenses

The following summarizes the type of expenses incurred during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Consolidated and unaudited)		(Consolidated and unaudited)
General and administrative expense:
Professional fees	$4,350	$7,037	$13,050	$22,166
Filing fees	-	1,760	-	4,300
Franchise tax expense	-	-	-	409
Salary and related expenses	6,000	11,885	6,000	35,654
Depreciation	-	125	125	375
Loss on write off of equipment	-	-	371	-
Other office expenses	-	381	-	2,135
Total general and administrative expense	$10,350	$21,188	$19,546	$65,039

5.   Commitments and contingencies

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of September 30, 2019 and December 31, 2018, the Company’s management is of the opinion that there are no commitments and contingencies to account for.

6.   Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. As of September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

J.E.M. CAPITAL, INC.

Notes to Unaudited Consolidated Financial Statements

On June 21, 2019, the Company passed a unanimous written consent of the Board of Directors to issue 1,000,000 and 1,000,000 common shares to Mr. MingJing Xia (“Mr. Xia”) and Mr. Yulong Yang (“Mr. Yang”), respectively. These shares were issued on the same date to Mr. Xia for his service in the capacity of Chief Financial Officer and Chairman of the Board, and issued to Mr. Yang for his service in the capacity of Chief Executive Officer and member of the Board, for their first year’s services commencing from 1 July 2019. Both of Mr. Xia and Mr. Yang are entitled to a monthly salary of $1,000 during this period. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $6,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the three and nine months ended September 30, 2019.

The Company is authorized to issue 195,000,000 shares of common stock with a $0.0001 par value. As of September 30, 2019 and December 31, 2018, 14,032,400 shares and 12,032,400 shares of common stock were issued and outstanding, respectively.

As of September 30, 2019 and December 31, 2018, the Company did not have any dilutive securities, such as stock options, warrants or convertible securities, issued or outstanding.

7.   Related Party Transactions

During the nine months ended September 30, 2019 and 2018, the Company received loans of $12,436 and $37,813 from its shareholder, respectively. As of September 30, 2019 and December 31, 2018, the Company recorded an amount of $60,381 and $47,945, respectively, payable to its shareholder. The amount is unsecured, bears no interest and is repayable on demand.

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

8.   Income taxes

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The loss before provision for income taxes by geographical locations for the three and nine months ended September 30, 2019 and 2018 were summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Consolidated and unaudited)		(Consolidated and unaudited)

United States	$10,350	$11,060	$19,050	$35,307
Foreign	-	10,128	496	29,732
	$10,350	$21,188	$19,546	$65,039

The Company had accumulated tax losses of approximately $207,000 and $188,000 as of September 30, 2019 and December 31, 2018, respectively, which will expire between 2031 and 2037.

The net operating loss carryforwards indicated above represent the principle component of the Company's deferred tax assets as of September 30, 2019 and December 31, 2018. Deferred tax assets of approximately $43,000 and $52,000 as of September 30, 2019 and December 31, 2018, respectively, will be offset by valuation allowance of the same amounts as realization of such assets is uncertain. No deferred tax assets have been recognised in respect of the accumulated net operating losses made by the foreign subsidiaries, as these subsidiaries have not commenced business and derived income in so far, and the tax losses that incurred are not able to be carry forward and offset against future profits in their respective tax jurisdictions.

J.E.M. CAPITAL, INC.

Notes to Unaudited Consolidated Financial Statements

	September 30, 2019	December 31, 2018
Deferred tax assets: Net operating loss carryforwards	$43,456	$52,363
Total deferred tax assets	43,456	52,363
Less: Valuation allowance	(43,456)	(52,363)
Net deferred tax assets	$-	$-

Movement in valuation allowance:

	September 30, 2019	December 31, 2018
At the beginning of the period/year	$52,363	$39,323
Current period/year (reduction)/addition	(8,907)	13,040
At the end of the period/year	$43,456	$52,363

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

Results of Operations

Three Months Ended September 30, 2019 Compared To Three Months Ended September 30, 2018

Revenue

We have not generated any revenues since our inception.

Operating expenses

Our operating expenses primarily consisted of general and administrative expenses, such as salary and related expenses, audit and review fees, tax returns preparation fees, transfer agent services, Edgar filing costs, franchise and business taxes, other professional services and general office expenses. Operating expenses for the three months ended September 30, 2019 and 2018 were $10,350 and $21,188, respectively. The decrease in operating expenses was due to the decrease in salary and related expenses paid for officers and other office expenses of the Company for the three months ended September 30, 2019.

Net loss

Net loss for the three months ended September 30, 2019 was $10,350, as compared to $21,188 for the three months ended September 30, 2018. The decrease in operating expenses was due to the decrease in salary and related expenses paid for officers and other office expenses of the Company for the three months ended September 30, 2019.

Nine Months Ended September 30, 2019 Compared To Nine Months Ended September 30, 2018

Revenue

We have not generated any revenues since our inception.

Operating expenses

Our operating expenses primarily consisted of general and administrative expenses, such as audit and review fees, tax returns preparation fees, transfer agent services, Edgar filing costs, franchise and business taxes, and other professional services. Operating expenses for the nine months ended September 30, 2019 and 2018 were $19,546 and $65,039, respectively. The decrease in operating expenses was due to the decrease in salary and related expenses paid for officers and other office expenses of the Company for the nine months ended September 30, 2019.

Net loss

Net loss for the nine months ended September 30, 2019 was $19,546, as compared to $65,039 for the nine months ended September 30, 2018.  The decrease in operating expenses was due to the decrease in salary and related expenses paid for officers and other office expenses of the Company for the nine months ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2019, we had cash of $nil, as compared to $164 as of December 31, 2018, a decrease of $164. During the three months ended September 30, 2019 and 2018, because of our operating losses, we did not generate positive operating cash flows.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2019 compared to December 31, 2018 are as follows:

	September 30, 2019 (Unaudited)	December 31, 2018	Change

Cash	$-	$164	$(164)
Prepaid expenses	18,000	-	18,000
Total Current Assets	18,000	164	17,836
Equipment, net	-	496	(496)
Total Assets	18,000	660	17,340
Total Current Liabilities	123,706	110,820	12,886
Total Liabilities	123,706	110,820	12,886

Assets and Liabilities

As of September 30, 2019, we had prepaid expenses of $18,000 in respect of the unvested awards of stock based compensation. We had liabilities totalling $123,706 and $110,820 as of September 30, 2019 and December 31, 2018, respectively, which consisted of accrued expenses related to salary, office expenses, audit and review fees, transfer agent services, legal fees and advance from shareholder.

Stockholders’ Deficit

Stockholders’ deficit consisted primarily of shares issued to founders in the amount of $1,403, capital raised to fund our operations of $55,589, and additional capital provided to settle obligations for $269,479, offset by the accumulated deficit of $432,177 as of September 30, 2019.

Cash Flows from Operating Activities . For the nine months ended September 30, 2019, our net cash used in operations was $12,600 compared to $37,528 net cash used in operations for the same period in 2018. This was mainly attributable to decrease in expenses payment during the nine months ended September 30, 2019.

Cash Flows from Financing Activities . Net cash flows provided by financing activities in the nine months ended September 30, 2019 was $12,436, compared to $37,813 net cash provided by financing activities in the same period in 2018. The decrease was mainly due to decrease in proceeds from shareholder’s advances for financing our operations during the nine months ended September 30, 2019.

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

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and principal financial officer, we have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were ineffective.

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