Form 10-K
period 2019-12-31
J.E.M. CAPITAL, INC.
filed 2020-03-31
CIK 1537528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

+ (852) 3957 0379

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
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 27, 2020, there were 14,032,400 shares of common stock, par value $0.0001, issued and outstanding.

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

As used herein, except as otherwise indicated by context, references to "we,", "us," "our," or the "Company" refer to J.E.M. Capital, Inc.

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

On November 14, 2016, Zosano Pharma Corporation entered into Stock Purchase Agreements with eighteen (18) foreign investors (the "New Shareholders"), pursuant to which Zosano Pharma Corporation sold an aggregate of 10,016,973 shares of common stock of Zosano, Inc. (the "Company"), or approximately 99.9% of the issued and outstanding common stock of the Company, to the New Shareholders. As a result of the transaction, the New Shareholders acquired approximately 99.9% of the total votes entitled to be cast at any meeting of shareholders, giving them voting control of the Company. The New Shareholders obtained the funds for the purchase of the Company's common stock in the transaction from each of their available cash on hand.

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

On January 5, 2017, we entered into a Share Exchange Agreement with Essential Element Limited, a British Virgin Islands company ("ESEL"), and Leung Chi Wah Earnest ("Mr. Leung"), the principal shareholder of ESEL, pursuant to which the Company issued an aggregate of 2,005,400 shares of common stock, or approximately 17% of the issued and outstanding common stock of the Company, to Mr. Leung in exchange for 100% of the issued and outstanding shares of ESEL. ESEL owns all of the issued and outstanding shares of J.E.M. Capital Limited, a company organized under the laws of Hong Kong ("JEM Capital"). ESEL and JEM Capital currently have no operations but include the corporate structure that the Company believes necessary for the acquisition of assets in Hong Kong and China. ESEL has incurred material expenses setting up such structure.

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

On January 18, 2019, the Company appointed MingJing Xia and Yulong Yang as directors of the Company, and subsequently in April and May 2019, MingJing Xia was appointed as the Chairperson of the Board and Chief Financial Officer, while Yulong Yang appointed as the Chief Executive Officer. They would be primarily responsible for evaluating business combination opportunities. We believe that business opportunities may come to our attention from various sources, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.

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

The analysis of business opportunities will be undertaken by or under the supervision of Yulong Yang and Mingjing Xia, our Chief Executive Officer and Chief Financial Officer, respectively. In analyzing potential merger candidates, our management will consider, among other things, the following factors:

·	potential for future earnings and appreciation of value of securities;
·	perception of how any particular business opportunity will be received by the investment community and by our stockholders;
·	ability, following the business combination, to qualify securities for listing on a national securities exchange;
·	historical results of operation;
·	liquidity and availability of capital resources;
·	competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
·	strength and diversity of existing management or management prospects that are scheduled for recruitment;
·	amount of debt and contingent liabilities; and
·	the products and/or services and marketing concepts of the target company.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 2 – PROPERTIES

Currently we maintain a mailing address at Hong Kong at 5B, Prat Building, 13 Prat Avenue, Tsim Sha Tsui, Kowloon, Hong Kong and our telephone number at this address is (852) 3957 0379. Other than this mailing address, we do not maintain any other office facilities, and do not anticipate the need for maintaining any office facilities at any time in the foreseeable future. We do not pay any rent or other fees for the use of the mailing address. Our management does not believe we will establish a separate office until we have completed a business acquisition transaction. It is not possible to predict what arrangements will actually be made with respect to future office facilities.

ITEM 3 - LEGAL PROCEEDINGS

We are not a party to or otherwise involved in any pending legal proceedings.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTC Bulletin Board and OTC Markets, and has been quoted since July 10, 2012. Our current trading symbol is "JEMC". There have been a limited number of trades of our common stock since our stock has been quoted on the OTC Markets. In 2013, 500 shares of our common stock traded during the quarter ended September 30, 2013 at $0.70 per share (giving effect to the 1-for-200 reverse split of our common stock effected on October 21, 2013). No shares were traded in 2019 and 2018.

The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2018 and December 31, 2019, as reported by OTC Markets, adjusted to reflect the 1-for-200 reverse stock split of our common stock effected on October 21, 2013. The information reflects prices between dealers and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Bid Prices
Year Ended December 31,	Period	High	Low

2018	First Quarter	$ 0.70	$ 0.70
	Second Quarter	$ 0.70	$ 0.70
	Third Quarter	$ 0.70	$ 0.70
	Fourth Quarter	$ 0.70	$ 0.70
2019	First Quarter	$ 0.70	$ 0.70
	Second Quarter	$ 0.70	$ 0.70
	Third Quarter	$ 0.70	$ 0.70
	Fourth Quarter	$ 0.70	$ 0.70

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

Holders

As of March 27, 2020, there were 14,032,400 shares of our common stock outstanding held by 65 holders of record and additional shares held in brokerage accounts. Of these shares, 1,527 shares were free-trading.

Warrants

We do not have any warrants to purchase our common stock outstanding.

Dividends

No dividends were declared or paid for the year ended December 31, 2019 and 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding options or warrants to purchase shares of our common stock under any equity compensation plans.

Currently, we do not have any equity compensation plans and we have never had such a plan. As a result, we did not have any options, warrants or rights outstanding as of December 31, 2019 or 2018.

Recent Issuance of Unregistered Securities

None.

ITEM 6 - SELECTED FINANCIAL DATA

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

On November 14, 2016, Zosano Pharma Corporation entered into Stock Purchase Agreements with eighteen (18) foreign investors (the "New Shareholders"), pursuant to which Zosano Pharma Corporation sold an aggregate of 10,016,973 shares of common stock of Zosano, Inc. (the "Company") or approximately 99.9% of the issued and outstanding common stock of the Company, to the New Shareholders. As a result of the transaction, the New Shareholders acquired approximately 99.9% of the total votes entitled to be cast at any meeting of shareholders, giving them voting control of the Company. The New Shareholders obtained the funds for the purchase of the Company's common stock in the transaction from each of their available cash on hand.

On November 21, 2016, we obtained written consent by the holder of the majority of the voting power of the Company's capital stock approving amendments to the Company's Articles of Incorporation to change the Company's name from Zosano, Inc. to J.E.M. Capital, Inc. The Company has filed Articles of Amendment with the Secretary of State of Delaware, which will become effective upon compliance with notification requirements of the Financial Industry Regulatory Authority.

On January 5, 2017, we entered into a Share Exchange Agreement with Essential Element Limited, a British Virgin Islands company ("ESEL"), and Leung Chi Wah Earnest ("Mr. Leung"), the principal shareholder of ESEL, pursuant to which the Company issued an aggregate of 2,005,400 shares of common stock, or approximately 17% of the issued and outstanding common stock of the Company, to Mr. Leung in exchange for 100% of the issued and outstanding shares of ESEL. ESEL owns all of the issued and outstanding shares of J.E.M. Capital Limited, a company organized under the laws of Hong Kong ("JEM Capital"). ESEL and JEM Capital currently have no operations, but include the corporate structure that the Company believes necessary for the acquisition of assets in Hong Kong and China. ESEL has incurred material expenses setting up such structure.

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

Year Ended December 31, 2019 Compared To Year Ended December 31, 2018	Years Ended December 31,
	2019	2018
Operating expenses:
General and administrative expenses	34,296	87,413
Total operating expenses	34,296	87,413

Operating loss	(34,296)	(87,413)

Net loss	(34,296)	(87,413)

Revenue

We have never generated any revenue. We do not expect to generate any revenues before we merge with a privately-held operating company desiring to become a publicly-held company. After a successful merger transaction, we do not know when, or if, we will generate revenue as that will be in the control of the private company that merges with us.

Operating expenses

Our operating expenses primarily consisted of general and administrative expenses, such as salary and related expenses, audit and review fees, tax returns preparation fees, transfer agent services, Edgar filing costs, franchise and business taxes, other professional services and general office expenses. Operating expenses for the year ended December 31, 2019 and 2018 were $34,296 and $87,413, respectively. The decrease in operating expenses was due to the decrease in salary and related expenses paid for officers and other office expenses of the Company for the year ended December 31, 2019. We anticipate our operating expenses will be approximately $40,000 to $100,000 per year until we successfully merge with a privately-held operating company.

Net loss

Net loss for the fiscal year ended December 31, 2019 was $34,296, or $0.003 per share, as compared to $87,413, or $0.007 per share for the year ended December 31, 2018. The decrease in net loss was due to the decrease in salary and related expenses paid for the year ended December 31, 2019. We will continue to operate at a net loss until we merge with a privately-held operating company desiring to become a publicly-held company. After a successful merger transaction, we do not know when, or if, we will operate at a net profit as that will be in the control of the private company that merges with us. We anticipate our net loss will primarily consist of our operating expenses until we successfully merge with a private company.

Liquidity and Capital Resources

During the years ended December 31, 2019 and 2018, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2019 and 2018 was $Nil and $164 respectively and our monthly cash flow burn rate is minimal due to our lack of operations. Our current cash needs are being satisfied by stockholders. We do not believe we will be able to satisfy our cash needs internally until we consummate a merger transaction with a private company, and even then there is no assurance we will be able to do so.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2019 compared to December 31, 2018 are as follows:

	December 31,	December 31,
	2019	2018	Change
Cash	-	164	(164)
Prepaid expenses	12,000	-	12,000
Total current assets	12,000	164	11,836
Equipment, net	-	496	(496)
Total assets	12,000	660	11,340

Total current liabilities	132,456	110,820	21,636
Total liabilities	132,456	110,820	21,636

Assets and Liabilities

As of December 31, 2019, we had prepaid expenses of $12,000 in respect of the unvested awards of stock based compensation. We had liabilities totalling $132,456 and $110,820 as of December 31, 2019 and December 31, 2018, respectively, which consisted of accrued expenses related to salary, office expenses, audit fees, transfer agent services, legal fees and advances from shareholders.

Stockholders' Deficit

Stockholders' deficit consisted primarily of shares issued to founders in the amount of $1,403, capital raised to fund our operations of $55,589, and additional capital provided to settle obligations for $245,679, offset by the accumulated deficit of $446,927 as of December 31, 2019.

Sources and Uses of Cash

As of December 31, 2019 and 2018, we had cash of $Nil and $164, respectively, no significant change in cash position.

Cash Flows from Operating Activities . For the fiscal year ended December 31, 2019, our net cash used in operations was $25,650 compared to net cash used in operations of $47,947 for the fiscal year ended December 31, 2018. This was mainly attributable to decrease in expenses for the year ended December 31, 2019.

Cash Flows from Financing Activities . Net cash flows provided by financing activities in the fiscal year ended December 31, 2019 was $25,486, compared to net cash provided by financing activities of $47,945 in the same period in 2018. Net cash provided by financing activities in 2019 and 2018 were primarily due to advances from shareholders.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for our fiscal year ended December 31, 2019 and 2018 regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to locate a private company to merge with and our ability to successfully borrow money from our shareholders.

The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Contractual Obligations

We have no contractual obligations as of December 31, 2019.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of J.E.M. Capital, Inc. and its subsidiaries for which it is the primary beneficiary. Upon making this determination, the Company is deemed to be the primary beneficiary of the entity, which is then required to be consolidated for financial reporting purposes. All significant intercompany transactions and balances have been eliminated upon consolidation.

Business acquisitions

The Company has accounted for all of its acquisitions using the acquisition method. The operating results of each acquisition have been included in the consolidated financial statements since the respective dates of acquisition. There were no business acquisitions for the years ended December 31, 2019 and 2018.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the recently issued accounting standards will not have a material impact on our financial position or results of operations upon adoption.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9A - CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officer has concluded that as of December 31, 2019, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b)	Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect our transactions and any disposition of our assets;

·	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that resources may become severely limited.

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2019, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented, or detected and corrected, on a timely basis. A significant deficiency is a deficiency, or combination of control deficiencies, in internal control that is less severe than a material weakness, yet important enough to merit attention by those charged with governance.

Our management, with the participation and under the supervision of our Chief Executive Officer, Yulong Yang and our Chief Financial Officer, MingJing Xia, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, MingJing Xia and Yulong Yang determined that our internal control over financial reporting was effective as of December 31, 2019.

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

Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers, the principal offices and positions with the Company held by each person as of March 27, 2020.

Name	Age	Position(s)

MingJing Xia	50	Director, Chairperson of the Board of Directors and Chief Financial Officer
Yulong Yang	42	Director and Chief Executive Officer
YinFook To, Tony	50	Corporate Secretary

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

On January 18, 2019, the Board of Directors of the Company appointed Mr. MingJing Xia and Mr. Yulong Yang as Directors of the Company.

On April 11, 2019, Mr. Leung and Shirley Cheng Sze Ki tendered their resignations from the position of Directors. Mr. Leung also resigned from the positions of Chief Executive Officer and Chairperson of the Board of Directors, while Shirley Cheng Sze Ki resigned from the positions of Chief Financial Officer and Corporate Secretary on the same date.

On April 11, 2019, Mr. Mingjing Xia was appointed as the Chairperson of the Board of Directors, and also the Chief Executive Officer, Chief Financial Officer and Corporate Secretary of the Company.

On May 16, 2019, Mr. Mingjing Xia resigned from the position of Company Secretary and Mr. YinFook To, Tony was appointed as the Corporate Secretary of the Company.

On May 22, 2019, Mr. Mingjing Xia resigned from the position of Chief Executive Officer and Mr. Yulong Yang was appointed as the Chief Executive Officer of the Company.

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

Yulong Yang is currently the owner and director of Picasso Digital Assets Investment Management (UK) Co., Ltd which was registered (June 8, 2018) in the United Kingdom and another Picasso Digital Assets Investment company registered in Hong Kong in April 2018, he has managed over 50 IT technical personnel worldwide. Mr. Yang is also the director (since 2016) of ZhongAo International Holding Group Co., Ltd which has operation in major Asian cities such as Seoul, Hong Kong, Shanghai, Shenzhen and Chongqing.  In his recent business endeavor of blockchain and anti-counterfeiting and traceability. During his earlier career from 2004 to 2013, Mr. Yang is a seasoned investor and good at in sales, business operation and managing teams.  Mr Yang graduated from Chongqing College of Electronic Engineering of China in June 1998.

YinFook To Tony started working on the US capital markets in recent years and is currently in the process of founding a joint US/China financial innovation company. He is experienced in management consulting, marketing, business development, operation and administration, having worked in Greater China for 18 years (lived in Hong Kong, Beijing, Shanghai, Shenzhen, Chongqing). He has coached CEOs of American companies and worked with them on China market entry strategies and actual implementation. Mr. To also worked on the past Beijing 2008 Olympics, got well-acquainted with major Chinese companies in China. Back in 2003, he was invited by a senior Olympic advisor to work as a consultant on the Beijing Olympic preparation with the Beijing government, the owners of the Olympic stadium, and the worldwide and local Chinese Olympic sponsors. Through his work on the Beijing Olympics, he developed high level China contacts that help him navigate the complex China network of people and policies in order to provide China market-entry services to western companies. He is a native of Nanjing China, grew up in Hong Kong and graduated from Brigham Young University-Hawaii. Mr. To served as Director/Head of Hong Kong Operation of World Organization of Governance and Competitiveness (WOGC) from 2017 to 2018, Vice President of Eastgate, Inc. from 2009 to 2017, and Project Manager of the Office of Senior Advisor of Beijing 2008 Olympics from 2003 to 2007. Mr. To currently serves as a member of the board of directors for International Leaders Capital Corporation.

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

ITEM 11 - EXECUTIVE COMPENSATION

As of December 31, 2019, there were only two Executive Officers including Chief Executive Officer and Chief Financial Officer in the Company. The Company's Chief Executive Officer and Chief Financial Officer during fiscal year 2019 and 2018 are set forth below:

Name	Position
MingJing Xia	Director, Chairperson of the Board and Chief Financial Officer
Yulong Yang	Director and Chief Executive Officer
Earnest Leung Chi Wah (resigned on April 11, 2019)	Former Chief Executive Officer and Chairperson of the Board
Shirley Cheng Sze Ki (resigned on April 11, 2019)	Former Chief Financial Officer, Director and Corporate Secretary

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal year 2019 and 2018, to the Named Executive Officers:

Name and Principal Position	Year	(1) Salary ($)	Bonus ($)	(3) Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension and Nonqualified Deferred Compensation Earnings($)	(2) All Other Compensation ($)	Total ($)
MingJing Xia, Director and Chief Financial Officer	2019 2018	- -	- -	6,000 -	- -	- -	- -	- -	6,000 -

Yulong Yang, Director and Chief Executive Officer	2019 2018	- -	- -	6,000 -	- -	- -	- -	- -	6,000 -

Earnest Leung Chi Wah, Former Chief Executive Officer and Director	2019 2018	- -	- -	- -	- -	- -	- -	- -	- -

Shirley Cheng Sze Ki, Former Chief Financial Officer, Director and Corporate Secretary	2019 2018	- 33,846	- -	- -	- -	- -	- -	- 1,692	- 35,538

(1)	The executive compensation for the Company's Chief Executive Officer and Chief Financial Officer for fiscal year of 2018 primarily consisted of basic salary only. Basic salaries are reviewed annually and may be adjusted to realign salaries with market levels after taking into account individual responsibilities, performance and experience.
(2)	All other compensation only represents a monthly contribution paid by the Company into a mandatory provident fund for the benefit of each of the Company's Chief Executive Officer and Chief Financial Officer.
(3)	On June 21, 2019, the Company passed a unanimous written consent of the Board of Directors to issue 1,000,000 and 1,000,000 common shares to Mr. MingJing Xia ("Mr. Xia") and Mr. Yulong Yang ("Mr. Yang"), respectively. These shares were issued on the same date to Mr. Xia for his service in the capacity of Chief Financial Officer and Chairperson of the Board, and issued to Mr. Yang for his service in the capacity of Chief Executive Officer and member of the Board, for their first year's services commencing from 1 July 2019. Both of Mr. Xia and Mr. Yang are entitled to a monthly salary of $1,000 during this period.

Employment Contracts

The Company entered into an executive employment agreement with Mr. Leung in connection with his services to the Company as our Chief Executive Officer. Under the terms of the agreement, Mr. Leung will receive a monthly salary of HK$50,000 (approximately $6,410) and on May 1, 2017, Mr. Leung agreed to withheld his salary. Shirley Cheng Sze Ki was appointed as the Company's Chief Financial Officer and is entitled to a monthly salary of HK$40,000 (approximately $5,128) and on July 1, 2017, the Company and Ms Cheng agreed to reduce the salary to HK$22,000 (approximately $2,821). The employment may be terminated by the Company at any time without notice or payment, in the event that any of the executives engage in misconduct or dereliction of duty. No salaries were paid to Mr. Leung and Shirley Cheng Sze Ki in fiscal year of 2019.

On June 21, 2019, the Company passed a unanimous written consent of the Board of Directors to issue 1,000,000 and 1,000,000 common shares to Mr. MingJing Xia ("Mr. Xia") and Mr. Yulong Yang ("Mr. Yang"), respectively. These shares were issued on the same date to Mr. Xia for his service in the capacity of Chief Financial Officer and Chairperson of the Board, and issued to Mr. Yang for his service in the capacity of Chief Executive Officer and member of the Board, for their first year's services commencing from 1 July 2019. Both of Mr. Xia and Mr. Yang are entitled to a monthly salary of $1,000 during this period. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $12,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2019.

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

Compensation of Directors

Overview

All the compensation packages for each of the directors are approved by the Board of Directors. The following table provides information about the compensation earned by directors who served during fiscal year 2019:

Name of director	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

MingJing Xia	-	6,000	-	-	-	-	6,000

Yulong Yang	-	6,000	-	-	-	-	6,000

Earnest Leung Chi Wah	-	-	-	-	-	-	-

Shirley Cheng Sze Ki	-	-	-	-	-	-	-

(1)	No directors were entitled to any monthly cash compensation during the fiscal year ended December 31, 2019.

(2)	As required by SEC rules, amounts in the column "Stock Awards" represent the aggregate grant date fair value of awards made each year computed in accordance with ASC Topic 718. The grant date fair value of each of the directors' award is measured based on the closing price of our common stock on the date of grant. These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards. Under generally accepted accounting principles, compensation expense with respect to stock awards granted to our employees, executives and directors is generally recognized over the requisite services period.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 27, 2020, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner	Nature of Beneficial Ownership	Number of Shares	Percent of Class (1)	Percent of Total Voting Control of Company
Common Stock	Earnest Leung Chi Wah	Former Chief Executive Officer and Chairperson of Board of Directors	-	0%	0%

Common Stock	Shirley Cheng Sze Ki	Former Chief Financial Officer, Corporate Secretary and Director	-	0%	0%

Common Stock	MingJing Xia	Director and Chief Financial Officer	1,000,000	7.13%	7.13%

Common Stock	Yulong Yang	Director and Chief Executive Officer	1,000,000	7.13%	7.13%

Common Stock	All Directors and Officers		2,000,000	14.26%	14.26%

Common Stock	Cihan Huang, 21/F, One Harbour Square, No.181, Hoi Bun Road, Kwun Tong, Hong Kong	5% + Shareholder	1,403,780	10.00%	10.00%
Common Stock	Jingzhi Yang, Room 1003, No.159 Tingyuan Road, Dajiating Garden, Haizhu District, Guangzhou, Guangdong, PRC	5% + Shareholder	1,002,700	7.15%	7.15%
Common Stock	Meile Zhou, 2A-6, City Shangu, Tonggu Road, Nanshan District, Shenzhen, Guangdong, PRC	5% + Shareholder	1,203,240	8.57%	8.57%
Common Stock	Wong Wing Kong, Room 1002, 5th Building, Quanhai Garden, Xin Zhou Road, Futian District, Shenzhen, Guangdong, PRC	5% + Shareholder	1,601,273	11.41%	11.41%
Common Stock	Wing Yan Sharon Lo, Flat B, 20/F, Bayview Park, Chai Wan, Hong Kong	5% + Shareholder	701,890	5.00%	5.00%
Common Stock	Yuk Chor Wong, Flat 7C, 114 Broadway Street, Mei Foo Sun Chuen, Kowloon, Hong Kong	5% + Shareholder	1,202,500	8.57%	8.57%
Common Stock	Tu Shen Sheng, 53 Bulkeley Street, Hung Hom, Kowloon, Hong Kong	5% + Shareholder	1,197,000	8.53%	8.53%

Common Stock	Total Shares Owned by Persons Named above		10,312,383	73.49%	73.49%

(1)	Based on 14,032,400 shares outstanding as of March 27, 2020. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed for each of the fiscal years ended December 31, 2019 and 2018 for: (i) professional services rendered by our principal accountant for the independent audit of our annual consolidated financial statements and review of consolidated financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not included in the professional services described in clause (i) above; (iii) professional services rendered by the principal accountant for tax compliance, tax advice and tax planning; and (iv) products and services provided by the principal accountant that are not included in the services described in clauses (i) through (iii) above. The Company appointed Union Power HK CPA Limited to audit the annual consolidated financial statements for the fiscal year ended December 31, 2019 and 2018, having reviewed the company's consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2019 and 2018.

Year Ended December 31,

	2019	2018
Audit Fees	$21,800	$21,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

All of the fees described above for the years ended December 31, 2019 and 2018, were approved by the Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

For consolidated financial statements and footnotes filed as part of this Annual Report, see the Index to Consolidated Financial Statements beginning on page F-1 of this Annual Report.

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b)	Exhibits
3.1 (1)		Amended and Restated Certificate of Incorporation of Zosano, Inc. filed with the Secretary of State of the State of Delaware on September 24, 2013

3.2 (1)		Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zosano, Inc. filed with the Secretary of State of the State of Delaware on October 1, 2013

3.3 (1)		Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zosano, Inc. filed with the Secretary of State of the State of Delaware on October 11, 2013

3.4 (1)		Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zosano, Inc. filed with the Secretary of State of the State of Delaware on October 17, 2013

3.5 (4)		Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zosano, Inc. filed with the Secretary of State of the State of Delaware on December 15, 2016

3.5 (2)		Bylaws of Zosano, Inc.

10.1 (1)		Stock Purchase Agreement dated as of October 31, 2013 by and between Zosano, Inc. and ZP Holdings, Inc

10.2 (3)		Share Exchange Agreement as of January 5, 2017 by and between J.E.M. Capital, Inc., Essential Element Limited and the shareholders of Essential Element Limited

31.1*		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*		Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*		Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**		XBRL Instance Document

101.SCH**		XBRL Taxonomy Extension Schema Document

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**		XBRL Extension Definition Linkbase Document

101.LAB**		XBRL Taxonomy Extension Label Linkbase Document

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 6, 2013.
(2)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on January 23, 2012.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 5, 2016.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 16, 2017.

ITEM 16 - FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2020		J.E.M. Capital, Inc.

	By:	/s/ Yulong Yang
Yulong Yang
Chief Executive Officer
(Principal Executive Officer)

Dated: March 27, 2020

	By:	/s/ MingJing Xia
MingJing Xia
Chief Financial Officer
(Principal Financial and Accounting Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yulong Yang and MingJing Xia, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name /s/ Yulong Yang	Title Chief Executive Officer and Director	Date March 27, 2020
Yulong Yang	(Principal Executive Officer)
/s/ MingJing Xia	Chief Financial Officer and Director	March 27, 2020
MingJing Xia	(Principal Financial and Accounting Officer)

J.E.M. CAPITAL, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

J.E.M. Capital, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of J.E.M. Capital, Inc. and its subsidiaries (collectively referred to as the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with the accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $34,296 and $$87,413 for the years ended December 31, 2019 and 2018, respectively. Additionally, the Company used net cash in operating activities of $25,650 and $47,947 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the Company recorded stockholders' deficit of $120,456 and $110,160, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

UNION POWER HK CPA LIMITED

Certified Public Accountants

We have served as the Company's auditor since 2017.

Hong Kong SAR

March 27, 2020

J.E.M. CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$-	$164
Prepaid expenses	12,000	-
Total current assets	12,000	164

Equipment, net	-	496

Total assets	$12,000	$660
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$59,025	$62,875
Due to shareholders	73,431	47,945
Total current liabilities	$132,456	$110,820

Total liabilities	$132,456	$110,820

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding as of December 31, 2019 and 2018
Common stock, $0.0001 par value; 195,000,000 shares authorized, 14,032,400 shares and 12,032,400 shares issued and outstanding as of December 31, 2019 and 2018	1,403	1,203
Additional paid-in capital	325,068	301,268
Accumulated deficit	(446,927)	(412,631)
Total stockholders' deficit	(120,456)	(110,160)

Total liabilities and stockholders' deficit	$12,000	$660

The accompanying notes are an integral part of these consolidated financial statements.

J.E.M. CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018
Operating expense:
General and administrative	$34,296	$87,413
Total operating expense	34,296	87,413

Loss before provision for income taxes	(34,296)	(87,413)

Provision for income taxes	-	-

Net loss	$(34,296)	$(87,413)

Net loss per common share - basic and diluted	$(0.003)	$(0.007)
Weighted average number of common shares outstanding - basic and diluted	13,095,414	12,032,400

The accompanying notes are an integral part of these consolidated financial statements.

J.E.M. CAPITAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2017	12,032,400	$1,203	$301,268	$(325,218)	$(22,747)
Net loss	-	-	-	(87,413)	(87,413)
Balance - December 31, 2018	12,032,400	1,203	301,268	(412,631)	(110,160)
Issue of shares for share based compensation	2,000,000	200	23,800	-	24,000
Net loss	-	-	-	(34,296)	(34,296)
Balance - December 31, 2019	14,032,400	$1,403	$325,068	$(446,927)	$(120,456)

The accompanying notes are an integral part of these consolidated financial statements.

J.E.M. CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Year Ended December 31,
	2019	2018
Operating activities:
Net loss	$(34,296)	$(87,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	125	500
Writing off of equipment	371	-
Share based compensation for services	12,000	-
Changes in operating assets and liabilities
Deposit paid	-	550
Accounts payable and accrued expenses	(3,850)	38,416
Net cash used in operating activities	$(25,650)	$(47,947)

Financing activities:
Proceeds from shareholders	$25,486	$47,945
Net cash provided by financing activities	$25,486	$47,945

Net decrease in cash	(164)	(2)

Cash - Beginning of period	164	166

Cash - End of period	$-	$164

Supplemental disclosure:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

J.E.M. CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and principal activities

Nature of Operations

J.E.M. Capital, Inc. (the "Company") has limited operations. The Company was incorporated under the laws of the State of Delaware on September 14, 2011.

On October 31, 2013, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Zosano Pharma Corporation, formerly known as ZP Holdings, Inc., a Delaware corporation (Zosano Pharma), pursuant to which the Company issued and sold to Zosano Pharma 10,016,973 shares of the Company's common stock, $0.0001 par value, for an aggregate cash purchase price of $365,000. As a result of the issuance and sale of the Company's common stock to Zosano Pharma pursuant to the Purchase Agreement, a change in control of the Company occurred (in which Zosano Pharma acquired control of the Company). Immediately following the change in control transaction, 10,027,000 shares of the Company's Common Stock were issued and outstanding. The 10,016,973 shares of common stock issued and sold to Zosano Pharma pursuant to the Purchase Agreement represent approximately 99.9% of the Company's issued and outstanding common stock.

On November 14, 2016, Zosano Pharma entered into Stock Purchase Agreements with eighteen (18) foreign investors (the "New Shareholders"), pursuant to which Zosano Pharma sold an aggregate of 10,016,973 shares of common stock of Zosano, Inc. or approximately 99.9% of the issued and outstanding common stock of the Company, to the New Shareholders.

On January 5, 2017, the Company entered into a Share Exchange Agreement (the "Agreement") with Essential Element Limited, a British Virgin Islands company ("ESEL"), and Leung Chi Wah Earnest ("Mr. Leung"), the principal shareholder of ESEL, pursuant to which the Company issued an aggregate of 2,005,400 shares of common stock, or approximately 17% of the issued and outstanding common stock of the Company, to Mr. Leung in exchange for 100% of the issued and outstanding shares of ESEL. ESEL owns all of the issued and outstanding shares of J.E.M. Capital Limited, a company organized under the laws of Hong Kong ("JEM Capital").

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

Business acquisitions

The Company has accounted for all of its acquisitions using the acquisition method. The operating results of each acquisition have been included in the consolidated financial statements since the respective dates of acquisition. There were no business acquisitions for the year ended December 31, 2019 and 2018.

Principles of Consolidation

The consolidated financial statements include the financial statements of J.E.M. Capital Inc. and its subsidiaries for which it is the primary beneficiary. Upon making this determination, the Company is deemed to be the primary beneficiary of the entity, which is then required to be consolidated for financial reporting purposes. All significant intercompany transactions and balances have been eliminated upon consolidation.

J.E.M. CAPITAL, INC.

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

Impairment of Long-Lived Assets

Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset's use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a undiscounted cash flow analysis. There was no impairment of long-lived assets for the years ended December 31, 2019 and 2018.

Fair value of financial instruments

ASC Topic 825, "Financial Instruments", requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheets. The fair values of the financial instruments are not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. For certain financial instruments, including deposit, accounts payable and accrued expenses, the fair values were determined based on the near term maturities of such assets and liabilities.

Revenue

The Company has yet to generate revenue from operations for the years ended December 31, 2019 and 2018.

Net Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the years ended December 31, 2019 and 2018.

Stock-based Compensation

The Company adopted ASC Topic 718, using a modified prospective application transition method, which establishes accounting for stock- based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. ASC Topic 718 requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized as expense over the requisite services period. The stock-based compensation expenses are recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.

J.E.M. CAPITAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2019, the cash resources of the Company were insufficient to continue to conduct its normal business operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

J.E.M. CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	General and Administrative Expenses

The following summarizes the type of expenses incurred:

	Year Ended December 31,
	2019	2018
General and administrative expenses:
Professional fees	$21,800	$28,466
Filing fees	-	6,414
Franchise tax expense	-	409
Salary and related expenses	-	35,538
Directors' fee	12,000	12,000
Depreciation	125	500
Writing off of equipment	371	-
Other office expenses	-	4,086
Total general and administrative expense	$34,296	$87,413

5.	Commitments and contingencie

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of December 31, 2019 and 2018, the Company's management is of the opinion that there are no commitments and contingencies to account for.

6.	Stockholders' Equity

Preferred Stock

In September 2013, the Company adopted an amended and restated certificate of incorporation by which the Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. As of December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

On January 5, 2017, the Company entered into a Share Exchange Agreement with Essential Element Limited, a British Virgin Islands company ("ESEL"), and Leung Chi Wah Earnest, the principal shareholder of ESEL, pursuant to which the Company issued an aggregate of 2,005,400 shares of common stock, or approximately 17% of the issued and outstanding common stock of the Company, to Mr. Leung in exchange for 100% of the issued and outstanding shares of ESEL. ESEL owns all of the issued and outstanding shares of J.E.M. Capital Limited, a company organized under the laws of Hong Kong ("JEM Capital"). ESEL and JEM Capital currently have no operations, but include the corporate structure that the Company believes necessary for the acquisition of assets in Hong Kong and China. ESEL has incurred material expenses setting up such structure.

J.E.M. CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Stockholders' Equity – Continued

Common Stock, Stock Split and Dividend - Continued

On June 21, 2019, the Company passed a unanimous written consent of the Board of Directors to issue 1,000,000 and 1,000,000 common shares to Mr. MingJing Xia ("Mr. Xia") and Mr. Yulong Yang ("Mr. Yang"), respectively. These shares were issued on the same date to Mr. Xia for his service in the capacity of Chief Financial Officer and Chairperson of the Board, and issued to Mr. Yang for his service in the capacity of Chief Executive Officer and member of the Board, for their first year's services commencing from 1 July 2019. Both of Mr. Xia and Mr. Yang are entitled to a monthly salary of $1,000 during this period. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $12,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2019.

The Company is authorized to issue 195,000,000 shares of common stock with a $0.0001 par value. As of December 31, 2019 and 2018, 14,032,400 shares and 12,032,400 shares of common stock were issued and outstanding, respectively.

As of December 31, 2019 and 2018, the Company did not have any dilutive securities, such as stock options, warrants or convertible securities, issued or outstanding.

7.	Related Party Transactions

During the years ended December 31, 2019 and 2018, the Company received loans of $25,486 and $47,945 from its shareholders, respectively. As of December 31, 2019 and 2018, the Company recorded an amount of $73,431 and $47,945, respectively, payable to its shareholders. The amounts are unsecured, bear no interest and are repayable on demand.

On June 21, 2019, the Company passed a unanimous written consent of the Board of Directors to issue 1,000,000 and 1,000,000 common shares to Mr. MingJing Xia ("Mr. Xia") and Mr. Yulong Yang ("Mr. Yang"), respectively. These shares were issued on the same date to Mr. Xia for his service in the capacity of Chief Financial Officer and Chairperson of the Board, and issued to Mr. Yang for his service in the capacity of Chief Executive Officer and member of the Board, for their first year's services commencing from 1 July 2019. Both of Mr. Xia and Mr. Yang are entitled to a monthly salary of $1,000 during this period.

J.E.M. CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income Taxes

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The loss before income taxes by geographical locations for the year ended December 31, 2019, and 2018 were summarized as follows:

	Year Ended December 31,
	2019	2018
United States	$33,800	$46,789
Foreign	496	40,624
	$34,296	$87,413

The Company had accumulated tax losses of approximately $222,000 and $188,000 as of December 31, 2019 and 2018, respectively, which will expire between 2031 and 2037.

The net operating loss carryforwards indicated above represent the principle component of the Company's deferred tax assets as of December 31, 2019 and December 31, 2018. Deferred tax assets of approximately $62,000 and $52,000 as of December 31, 2019 and December 31, 2018, respectively, will be offset by valuation allowance of the same amounts as realization of such assets is uncertain.

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$61,783	$52,363
Total deferred tax assets	61,783	52,363
Less: Valuation allowance	(61,783)	(52,363)
Net deferred tax assets	$-	$-

Movement in valuation allowance:

	December 31,
	2019	2018
At the beginning of the year	$52,363	$39,323
Current year addition	9,420	13,040
At the end of the year	$61,783	$52,363

The provision for income taxes differs from the expected provision determined by applying the federal statutory rate to the loss before income taxes. The reasons for the difference are state and local income taxes and various non-deductible expenses.

The Company' income tax returns are subject to examination for three years from the date filed or the due date, whichever is later.

The Company did not identify any material uncertain tax positions.

