Form 10-Q
period 2020-03-31
J.E.M. CAPITAL, INC.
filed 2020-06-26
CIK 1537528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

⌧

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 26, 2020, there were 14,032,400 shares of common stock, $0.0001 par value per share, issued and outstanding.

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

ITEM 1.   Consolidated Financial Statements

The unaudited consolidated financial statements of the registrant for the three months ended March 31, 2020 and 2019 as follows. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Balance Sheets as of March 31, 2020 (Unaudited) and as of December 31, 2019	4

Consolidated Statements of Operations for the Three Months Ended March 31, 2020 (Unaudited) and 2019 (Unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 (Unaudited) and 2019 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7 - 12

J.E.M. CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Prepaid expenses	6,000	12,000
Total current assets	6,000	12,000

Total assets	$6,000	$12,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$12,805	$59,025
Due to shareholders	132,597	73,431
Total current liabilities	$145,402	$132,456

Total liabilities	$145,402	$132,456

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued or outstanding as of March 31, 2020 and December 31, 2019
Common stock, $0.0001 par value; 195,000,000 shares authorized, 14,032,400 shares issued and outstanding as of March 31, 2020 and December 31, 2019	1,403	1,403
Additional paid-in capital	325,068	325,068
Accumulated deficit	(465,873)	(446,927)
Total stockholders' deficit	(139,402)	(120,456)

Total liabilities and stockholders' deficit	$6,000	$12,000

The accompanying notes are an integral part of these consolidated financial statements.

J.E.M. CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Operating expense:
General and administrative	$18,946	$4,846
Total operating expense	18,946	4,846

Loss before provision for income taxes	(18,946)	(4,846)

Provision for income taxes	-	-

Net loss	$(18,946)	$(4,846)

Net loss per common share - basic and diluted	$(0.0014)	$(0.0004)
Weighted average number of common shares outstanding - basic and diluted	14,032,400	12,032,400

The accompanying notes are an integral part of these consolidated financial statements.

J.E.M. CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(18,946)	$(4,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	125
Write off of equipment	-	371
Share based compensation for services	6,000	-
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(46,220)	(8,250)
Net cash used in operating activities	$(59,166)	$(12,600)

Financing activities:
Proceeds from shareholders	$59,166	$12,436
Net cash provided by financing activities	$59,166	$12,436

Net decrease in cash	-	(164)

Cash - Beginning of period	-	164

Cash - End of period	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

J.E.M. CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.   Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which includes normal recurring adjustments or a description of the nature and amount of any adjustments other than normal recurring adjustments, necessary for a fair presentation of the consolidated financial positions and results of operations for the periods presented. The consolidated financial data and other information disclosed in these notes to the interim condensed consolidated financial statements are also unaudited. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any future year. These consolidated financial statements should be read in conjunction with the Group's audited consolidated financial statements appearing in the Group's Annual Report on Form 10-K for the year ended December 31, 2019. The disclosures made in the unaudited interim condensed consolidated financial statements generally do not repeat those in the annual statements.

There have been no material changes to the significant accounting policies during the three months ended March 31, 2020, as compared to the significant accounting policies described in Note 2 of the "Notes to Consolidated Financial Statements" in the Group's Annual Report on Form 10-K for the year ended December 31, 2019.

2.   Summary of Significant Accounting Policies

Nature of Operations

J.E.M. Capital, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on September 14, 2011 and has had limited operations since inception. The Company's current business plan is to seek to identify a privately held operating company desiring to become a publicly held company by merging with the Company through a reverse merger or acquisition. The Company is a shell company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934. As a shell company, the Company has no operations and assets.

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

Impairment of Long-Lived Assets

Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset's use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using an undiscounted cash flow analysis. There was no impairment of long-lived assets for the three months ended March 31, 2020 and 2019.

Fair value of financial instruments

ASC Topic 825, "Financial Instruments", requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheets. The fair values of the financial instruments are not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. For certain financial instruments, including prepaid expenses, accounts payable and accrued expenses, the fair values were determined based on the near-term maturities of such the assets and liabilities.

J.E.M. CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue

The Group has yet to generate revenue from operations for the three months ended March 31, 2020 and 2019.

Net Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2020 and 2019.

Stock-based Compensation

The Group adopted ASC Topic 718, using a modified prospective application transition method, which establishes accounting for stock- based awards in exchange for employee services. Under this application, the Group is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. ASC Topic 718 requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized as expense over the requisite services period. The stock-based compensation expenses are recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.

Under ASC Topic 718, the amount of stock-based compensation expense recognized is based on the portion of the awards that are ultimately expected to vest. Accordingly, the Group recognize forfeitures as they occur, and will reduce the fair value of the stock option awards for expected forfeitures if deemed necessary, which are forfeitures of the unvested portion of surrendered options. Based on our historical experience and future expectations, we have not reduced the amount of stock-based compensation expenses for anticipated forfeitures.

The Group issue shares upon receiving a written notice of exercise of stock options from a grantee, and the related payment for the shares. As at March 31, 2020, the Group has not issued any stock options and does not anticipate repurchasing shares in the following annual period.

Income Taxes

The Group accounts for income taxes under ASC Topic 740, Income Tax. Deferred tax assets and liabilities are provided for the future tax effects attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from items including tax loss carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or reversed. The expense or benefit related to adjusting deferred tax assets and liabilities as a result of a change in tax rates is recognized in income or loss in the period that includes the enactment date.

The Group recognizes and measures uncertain tax positions and records tax benefits when it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Group recognizes interest and penalties as a component of income tax expense if applicable. For the three months ended March 31, 2020 and 2019, the Group had not recognized any interest or penalties on its consolidated financial statements.

Recent Accounting Pronouncements

The Group has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

J.E.M. CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.   Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Group as a going concern. The Group has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2020, the cash resources of the Group were insufficient to continue to conduct its normal business operations. These and other factors raise substantial doubt about the Group's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Group to continue as a going concern.

In order to continue as a going concern, the Group will need, among other things, additional capital resources. The directors of the Group have agreed to provide financial support to the Group continuously as and when required so as to enable the Group meeting all its obligations and cash requirements. In addition, the Group will consider to raise funds through the sale of its equity securities and issuance of debt instruments to obtain additional operating capital. The Group is and will continue to be dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing until the Group can earn revenue and realize positive cash flow from its operations. Based on the Group’s best estimates, the Group believes that there are sufficient financial resources to meet the cash requirements for the coming twelve months and the consolidated financial statements have been prepared on a going concern basis. However, there can be no assurance the Group will be able to continue as a going concern.

4.   General and Administrative Expenses

The following summarizes the type of expenses incurred during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(Consolidated and unaudited)	(Consolidated and unaudited)
General and administrative expense:
Professional fees	$12,496	$4,350
Franchise tax expense	450	-
Directors’ fees	6,000	-
Depreciation	-	125
Write off of equipment	-	371
Total general and administrative expense	$18,946	$4,846

5.   Commitments and contingencies

Contingencies

The Group accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines. As of March 31, 2020 and December 31, 2019, the Group's management is of the opinion that there are no commitments and contingencies to account for.

J.E.M. CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.   Stockholders' Equity

Preferred Stock

In September 2013, the Company adopted an amended and restated certificate of incorporation by which the Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. As of March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

On January 5, 2017, the Company entered into a Share Exchange Agreement with Essential Element Limited, a British Virgin Islands company (“ESEL”), and Leung Chi Wah Earnest, the principal shareholder of ESEL, pursuant to which the Company issued an aggregate of 2,005,400 shares of common stock, or approximately 17% of the issued and outstanding common stock of the Company, to Mr. Leung in exchange for 100% of the issued and outstanding shares of ESEL. ESEL owns all of the issued and outstanding shares of J.E.M. Capital Limited, a company organized under the laws of Hong Kong (“JEM Capital”). ESEL and JEM Capital currently have no operations, but include the corporate structure that the Company believes necessary for the acquisition of assets in Hong Kong and China. ESEL has incurred material expenses setting up such structure.

On June 21, 2019, the Company passed a unanimous written consent of the Board of Directors to issue 1,000,000 and 1,000,000 common shares to Mr. MingJing Xia (“Mr. Xia”) and Mr. Yulong Yang (“Mr. Yang”), respectively. These shares were issued on the same date to Mr. Xia for his service in the capacity of Chief Financial Officer and Chairperson of the Board, and issued to Mr. Yang for his service in the capacity of Chief Executive Officer and member of the Board, for their first year’s services commencing from 1 July 2019. Both of Mr. Xia and Mr. Yang are entitled to a monthly salary of $1,000 during this period. In connection with these stock grants and in accordance with ASC Topic 718, the Company recognized $6,000 of non-cash stock-based compensation included in general and administrative expenses on the consolidated statements of operations for the three months ended March 31, 2020.

The Company is authorized to issue 195,000,000 shares of common stock with a $0.0001 par value. As of March 31, 2020 and 31 December, 2019, 14,032,400 shares of common stock were issued and outstanding.

As of March 31, 2020 and 31 December, 2019, the Company did not have any dilutive securities, such as stock options, warrants or convertible securities, issued or outstanding.

7.   Related Party Transactions

During the three months ended March 31, 2020 and 2019, the Group received loans of $59,166 and $12,436 from its shareholders, respectively. As of March 31, 2020 and December 31, 2019, the Company recorded an amount of $132,597 and $73,431, respectively, payable to its shareholders. The amounts are unsecured, bear no interest and are repayable on demand.

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

J.E.M. CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.   Income taxes

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The loss before income taxes by geographical locations for the three months ended March 31, 2020 and 2019 were summarized as follows:

	Three Months Ended March 31,
	2020	2019
	(Consolidated and unaudited)	(Consolidated and unaudited)
United States	$18,946	$4,350
Foreign	-	496
	$18,946	$4,846

The Company had accumulated tax losses of approximately $241,000 and $222,000 as of March 31, 2020 and December 31, 2019, respectively. The accumulated tax losses prior to 2018 will expire between 2031 and 2037 while the losses incurred in 2018 and 2019 do not have expiration date.

The net operating loss carryforwards indicated above represent the principle component of the Company's deferred tax assets as of March 31, 2020 and December 31, 2019. Deferred tax assets of approximately $67,000 and $62,000 as of March 31, 2020 and December 31, 2019, respectively, will be offset by valuation allowance of the same amounts as realization of such assets is uncertain.

No deferred tax assets have been recognised in respect of the accumulated net operating losses made by the foreign subsidiaries, as these subsidiaries have not commenced business and derived income in so far, and the tax losses that incurred are not able to be carry forward and offset against future profits in their respective tax jurisdictions.

	March 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforwards	$67,064	$61,783

Total deferred tax assets	67,064	61,783
Less: Valuation allowance	(67,064)	(61,783)
Net deferred tax assets	$-	$-

Movement in valuation allowance:

	March 31, 2020	December 31, 2019
At the beginning of the period/year	$61,783	$52,363
Current period/year addition	5,281	9,420
At the end of the period/year	$67,064	$61,783

The provision for income taxes differs from the expected provision determined by applying the federal statutory tax rate to the loss before income taxes. The reasons for the difference are state and local income taxes and various non-deductible expenses.

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

Results of Operations

Three Months Ended March 31, 2020 Compared To Three Months Ended March 31, 2019

Revenue

We have not generated any revenues since our inception.

Operating expenses

Our operating expenses primarily consisted of general and administrative expenses, such as salary and related expenses, audit and review fees, tax returns preparation fees, transfer agent services, franchise and business taxes, other professional services and general office expenses. Operating expenses for the three months ended March 31, 2020 and 2019 were $18,946 and $4,846, respectively. The increase in operating expenses was due to the increase in professional fees and directors’ fees of the Company for the three months ended March 31, 2020.

Net loss

Net loss for the three months ended March 31, 2020 was $18,946, as compared to $4,846 for the three months ended March 31, 2019.  The increase in operating expenses was due to the increase in professional fees and directors’ fees of the Company for the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2020 and 31 December 2019, we had cash of $nil. Our current cash needs are being satisfied by the shareholders. We do not believe we will be able to satisfy our cash needs internally until we consummate a merger transaction with a private company, and even then there is no assurance we will be able to do so. During the three months ended March 31, 2020 and 2019, because of our operating losses, we did not generate positive operating cash flows.

Our current assets, total assets, current liabilities, and total liabilities as of March 31, 2020 compared to December 31, 2019 are as follows:

	March 31, 2020 (Unaudited)	December 31, 2019	Change

Prepaid expenses	$6,000	12,000	(6,000)
Total current assets	6,000	12,000	(6,000)
Total assets	6,000	12,000	(6,000)
Total current liabilities	145,402	132,456	12,946
Total liabilities	145,402	132,456	12,946

Assets and Liabilities

As of March 31, 2020, we had prepaid expenses of $6,000 in respect of the unvested awards of stock based compensation. We had liabilities totalling $145,402 and $132,456 as of March 31, 2020 and December 31, 2019, respectively, which consisted of accrued expenses related to salary, office expenses, audit and review fees, transfer agent services, legal and professional fees and advance from the shareholders.

Stockholders' Deficit

Stockholders' deficit consisted primarily of shares issued to founders in the amount of $1,203, capital raised to fund our operations of $55,589, and additional capital provided to settle obligations for $245,679, offset by the accumulated deficit of $465,873 as of March 31, 2020.

Cash Flows from Operating Activities .  For the three months ended March 31, 2020, our net cash used in operations was $59,166 compared to $12,600 net cash used in operations for the same period in 2019. This was mainly attributable to increase in expenses payment during the three months ended March 31, 2020.

Cash Flows from Financing Activities .  Net cash flows provided by financing activities in the three months ended March 31, 2020 was $59,166, compared to $12,436 net cash provided by financing activities in the same period in 2019.  This was mainly attributable to increase in proceeds from shareholders’ advances for financing our operations during the three months ended March 31, 2020.

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

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and principal financial officer, we have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were ineffective.

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

J.E.M. Capital, Inc.

Dated: June 26, 2020	By:	/s/ Yulong Yang
Yulong Yang
Chief Executive Officer

Dated: June 26, 2020	By:	/s/ MingJing Xia
MingJing Xia
Chief Financial Officer